Form 10-K/A
period 1994-12-31
PEOPLES TELEPHONE COMPANY INC
filed 1995-05-01
CIK 819694

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994    Commission File Number:  0-16479

                        PEOPLES TELEPHONE COMPANY, INC.
          (Exact Name of registrant as specified in its charter)

              NEW YORK                                  13-2626435
   (State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

             2300 NORTHWEST 89TH PLACE, MIAMI, FLORIDA  33172
           (Address of principal executive offices)  (Zip Code)

              Registrant's telephone number:  (305) 593-9667

        Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
             Title of each class             on which registered

                 None

         Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 par value
                             (Title of class)

    Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes   ___ No

    As of March 24, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $74,115,078. As of March 24, 1995, there were 16,035,875 shares of the registrant's Common Stock outstanding.

    Part III of the Annual Report on Form 10-K of Peoples Telephone Company, Inc. (the "Company") for the year ended December 31, 1994 is amended in its entirety to add the following information:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and position of each of the directors and executive officers of the Company:

      NAME              AGE    POSITION
      ----              ---    --------
Jeffrey Hanft            48    Chairman and Chief Executive Officer/Director
Robert D. Rubin          36    President/Director
Richard F. Militello     45    Chief Operating Officer
Bonnie S. Biumi          32    Chief Financial Officer
Lawrence T. Ellman       43    President, Pay Telephone Division
F. J. Pollak             32    President, PTCC
Bruce W. Renard          41    Vice President-Regulatory Affairs/General Counsel
Karen V. Garcia          38    Vice President-Customer Support
Jody Frank (1)           43    Director
Ronald Gelber (1) (2)    45    Director
Robert E. Lund           50    Director
Richard Whitman (2)      44    Director

____________________________
(1) Member of Compensation Committee.
(2) Member of Audit Committee.

    The principal occupation of each director and executive officer for at least the last five years is set forth below:

    Jeffrey Hanft has been a Director of the Company and its predecessor since December 1983 and the Chief Executive Officer and Chairman of the Board of Directors of the Company since March 1987. He was also the President of the Company from March 1987 until May 1990 and from September 1993 until June 1994. Mr. Hanft was the chairman of the Florida Pay Telephone Association from 1987 to December 1990 and the chairman of the American Public Communications Council ("APCC") from April 1988 to January 1992. Mr. Hanft is currently the chairman of the Legal Committee of the APCC and chairman emeritus of the APCC.

    Robert D. Rubin joined the Company in August 1989 as Executive Vice President and became President in June 1994 and a director in February 1995. Mr. Rubin is also chairman of the Company's merger and acquisition committee. Mr. Rubin was an attorney from August 1984 to August 1989 specializing in mergers and acquisitions, securities laws and general corporate law.

    Richard F. Militello has been employed by the Company since October 1986. He served as Chief Financial Officer of the Company from March 1987 to August 1993, as Vice President-Finance from June 1988 to August 1993, and as Chief Operating Officer since August 1993.

    Bonnie S. Biumi joined the Company in June 1994 as Chief Financial Officer. Prior to joining the Company, Ms. Biumi was a Senior Manager with Price Waterhouse LLP in Miami, Florida. Ms. Biumi is a certified public accountant.

    Lawrence T. Ellman joined the Company in June 1994 as President of its Pay Telephone Division. From 1990 until joining the Company, Mr. Ellman was President of Atlantic Telco Joint Venture, an independent public pay telephone operator acquired by the Company in June 1994. For approximately eight years prior thereto, he was Executive Vice President and Chief Financial Officer of American Potomac Distributing Company, a beverage distributor.

    F. J. Pollak has been employed by the Company since November 1993 as President of PTCC. From October 1992 through October 1993, Mr. Pollak was Marketing Director for Weisman Enterprises ("Weisman"), the holding company for Intera Communications, Best Vendors and Mobile Merchandising, Inc. From January 1988 through September 1992, he was Executive Vice President of Nationwide Vending Services, Inc., whose assets were sold to Weisman.

    Bruce W. Renard joined the Company as Vice President-Regulatory Affairs/General Counsel in January 1992. From September 1, 1991 to December 31, 1991, Mr. Renard was a sole practitioner specializing in legal and regulatory consulting services to the telecommunications and utility industries. From August 1984 to September 1991, Mr. Renard was a partner with the Florida law firm of Messer, Vickers, et al., managing the utility and telecommunication law sections of the firm. Prior to that time Mr. Renard served as Associate General Counsel for the Florida Public Service Commission.

    Karen V. Garcia joined the Company in October 1990 as National Sales Manager. Ms. Garcia's previous employment included 13 years with the Bell System, two of which were at New York Telephone Company and the remaining eleven with Southern Bell Telephone Company. Ms. Garcia has been Vice President of Customer Support since November 1993.

    Jody Frank, has served as a Director of the Company and its predecessor since May 1986. Since February 1990, he has been a vice president of Shearson Lehman and, after Smith Barney acquired the assets of Shearson Lehman in 1994, of Smith Barney Shearson.

    Ronald Gelber has served as a Director of the Company and its predecessor since September 1986. Since 1985, Mr. Gelber has served as president of the public accounting firm of Gelber/Appel & Company in Miami, Florida.

    Robert E. Lund, was elected as Director of the Company in May 1994. From September 1990 to February 1992, Mr. Lund was Chairman and Chief Executive officer of International Telecharge, Inc., a telecommunications company. From February 1993 until November 1994 (when Newtrend, L.P. was sold), Mr. Lund served as Chief Operating Officer of Newtrend, L.P., a provider of software and professional services. Since December 1994, Mr. Lund has served as President and Chief Executive Officer of S2 Software, Inc., a Dallas, Texas software company.

    Richard Whitman has been a Director of the Company since December 1991. In October 1987, Mr. Whitman co-founded RAM Telephone & Communications, Inc., where he served as the chief executive officer, president and a director until its merger with the Company in December 1991. From December 1988 to December 1991, Mr. Whitman was chief executive officer, president and a director of United Tele-Services, Inc. ("UTS"), a long-distance provider and reseller which he co-founded. In December 1991, UTS was merged into Ram. From 1989 to December 1991, Mr. Whitman served as Vice Chairman of the APCC and from 1990 to 1991 he served as Chairman of the California Pay Phone Association. Since 1981, Mr. Whitman has served as a director of Holex Office Systems, Inc., a diversified manufacturer of office products.

 ITEM 11. EXECUTIVE COMPENSATION

    Summary Compensation Table

    The following table sets forth, for the fiscal years ended December 31, 1994, 1993 and 1992, the compensation paid by the Company to its Chief Executive Officer and each of the four remaining most highly compensated executive officers for the fiscal year ended December 31, 1994.

                                                          LONG-TERM
                                                         COMPENSATION
                              ANNUAL COMPENSATION           AWARDS
                           ---------------------------   ------------
                                                          SECURITIES
NAME AND PRINCIPAL                                        UNDERLYING       ALL OTHER
POSITION                    YEAR    SALARY     BONUS        OPTIONS      COMPENSATION(1)
- ------------------------   ------  --------   --------   -------------   ---------------
Jeffrey Hanft,              1994   $417,000   $      0      300,000          $2,000
CEO, Chairman               1993    361,000          0       68,000           2,000
of the Board                1992    282,000    120,000       75,000           2,000

Robert D. Rubin,            1994    263,000          0      240,000           2,000
President                   1993    233,000          0       54,000           2,000
                            1992    179,000     80,000       60,000           1,000

Richard F. Militello,       1994    208,000          0      180,000           1,000
Chief Operating             1993    176,000          0       42,000           1,000
Officer                     1992    135,000     57,000       83,000           1,000

Bruce W. Renard,            1994    150,000          0       20,000           2,000
V.P. Regulatory             1993    164,000     25,000       15,000           2,000
Affairs, General            1992    150,000     43,000            0               0
Counsel

Lawrence T. Ellman         1994(2)  105,000     10,000       45,000               0
President, Pay Telephone
Division

____________________
(1) The amounts disclosed in this column include the Company's contributions on behalf of the named executive officer to the Company's 401(k) retirement plan in amounts equal to 25% of the executive officer's yearly participation in the plan.
(2) Mr. Ellman joined the Company in June 1994.

    Option Grants in Last Fiscal Year

    The following table sets forth certain information with respect to stock options granted during the year ended December 31, 1994 to the executive officers named in the Summary Compensation Table:

                            INDIVIDUAL GRANTS

                                                                                       POTENTIAL REALIZABLE VALUE OF
                                                                                       ASSUMED ANNUAL RATES OF STOCK
                       NUMBER OF      % OF TOTAL                                       PRICE APPRECIATION FOR OPTION
                       SECURITIES   OPTIONS GRANTED   EXERCISE OR                                  TERM(2)
                       UNDERLYING   TO EMPLOYEES IN   BASE PRICE                       -----------------------------
                       OPTIONS(1)     FISCAL YEAR      ($/SHARE)    EXPIRATION DATE         5%                10%
                       ----------   ---------------   -----------   ---------------    ------------     -------------
Jeffrey Hanft          250,000           22.67%          $8.50           2/16/99         $588,000         $1,301,000
                        50,000(3)         4.53            5.13          10/13/99           71,000            157,000

Robert D. Rubin        200,000           18.13            8.50           2/16/99          470,000          1,041,000
                        40,000(3)         3.63            5.13          10/13/99           57,000            126,000

Richard F. Militello   150,000           13.60            8.50           2/16/99          353,000            780,000
                        30,000(3)         2.72            5.13          10/13/99           43,000             94,000

Bruce W. Renard         20,000            1.81            5.13          10/13/99           28,000             63,000

Lawrence T. Ellman      45,000            4.08            5.69           7/11/99           71,000            157,000

_____________________
(1) Options were granted for a term of five years, subject to earlier termination in certain events related to termination of employment. Options become exercisable in three equal annual installments.

(2) These amounts represent assumed rates of appreciation which may not necessarily be achieved. The actual gains, if any, are dependent on the market value of the Company's common stock at a future date as well as the option holder's continued employment throughout the vesting period. Appreciation reported is net of exercise price.

(3) Vesting of options is contingent upon the Company meeting certain performance levels during 1995.

    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

    The following table sets forth certain information as to each exercise of stock options during the year ended December 31, 1994 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options:

                                                     NUMBER OF UNEXERCISED
                                                     OPTIONS AT FISCAL YEAR    VALUE OF UNEXERCISED OPTIONS
                         SHARES                               END                   AT FISCAL YEAR END
                       ACQUIRED ON     VALUE       -------------------------   ----------------------------
NAME                   EXERCISE(S)   REALIZED(1)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
- --------------------   -----------   -----------   -------------------------   ----------------------------
Jeffrey Hanft               0           $  0           261,667/180,833                     $  0/0
Robert D. Rubin             0              0           229,333/124,667                        0/0
Richard F. Militello        0              0            173,000/94,000                        0/0
Bruce W. Renard             0              0             99,167/18,333                    4,200/0
Lawrence T. Ellman          0              0             15,000/30,000                        0/0

________________________
(1) Market value less exercise price before payment of applicable federal or state taxes.

    Employment Agreements

    The Company has entered into an employment agreement with Jeffrey Hanft for a five year term commencing January 1, 1994 and ending on December 31, 1998.
The agreement provides for automatic one year extensions thereafter unless either party gives notice that it is not to be extended. The employment agreement provides for payment of a base salary currently fixed at the annual rate of $500,000 from January 1, 1995 to December 31, 1995. Commencing January 1, 1996 and every January 1st thereafter during the term of the agreement, the base salary will increase by an amount equal to the previous year's base salary multiplied by 10%. The base salary may also be increased annually by merit increases or at any time at the discretion of the Board of Directors. Under certain circumstances, i.e., if the Company's income is not at certain levels, no increase may be granted. Mr. Hanft may also receive an incentive bonus for each of the Company's fiscal years during the term of his agreement. The incentive bonus shall be equal to 3% of the Company's pre-tax consolidated net income but shall not exceed 60% of Mr. Hanft's base salary for such fiscal year. Mr. Hanft is also entitled under the agreement to other employee benefits. Further, if the Company terminates Mr. Hanft's employment agreement without cause or Mr. Hanft terminates the agreement for certain defined reasons, the Company will pay Mr. Hanft (a) his base salary through the termination date and
(b) as severance pay a lump sum amount equal to 200% of the sum of (i) the annual base salary at the highest rate in effect during the 12 months immediately preceding termination and (ii) the average of the three annual bonus payments paid with respect to the preceding three years under the agreement. Upon termination due to a change in control within one year after the change in control, Mr. Hanft shall receive (a) his base salary through the termination date, (b) all other benefits provided in the agreement and (c) severance pay equal to 299.99% of the average taxable compensation of Mr. Hanft for the five taxable years prior to such termination. Upon termination of his employment for disability, Mr. Hanft is entitled to 100% of his base salary then in effect for one year and 50% of his base salary for two additional years.

    The Company has entered into an employment agreement with Robert D. Rubin, the Company's President. The employment agreement is for a four year term commencing January 1, 1994 and ending December 31, 1997. Mr. Rubin's base salary for 1994 and 1995 under such agreement is $315,000. The agreement provides for automatic one year extensions thereafter unless either party gives notice that it is not to be extended.

Mr. Rubin's employment agreement is otherwise similar to Mr. Hanft's, except that Mr. Rubin's incentive bonus is 1.85% of the Company's pre-tax consolidated net income.

    The Company has entered into an employment agreement with Richard F. Militello, the Company's Chief Operating Officer. The employment agreement is for a three year term commencing January 1, 1994 and ending December 31, 1996. Mr. Militello's base salary for 1994 and 1995 under such agreement is $250,000. The agreement provides for automatic one year extensions thereafter unless either party gives notice that it is not to be extended. Mr. Militello's employment agreement is otherwise similar to those of Messrs. Hanft and Rubin, except that Mr. Militello's incentive bonus is 1.5% of the Company's pre-tax consolidated net income.

    As a result of losses incurred by the Company in the first quarter of 1994, effective June 1, 1994 Messrs. Hanft, Rubin and Militello voluntarily reduced their salaries by 50%. On October 1, 1994, their salaries were reinstated to their contract amounts.

    The Company has entered into an employment agreement with Bruce W. Renard, the Company's Vice President-Regulatory Affairs/General Counsel. The employment agreement is for a three year term commencing on January 1, 1995 and ending on December 31, 1997. The agreement provides for payment of a base salary initially fixed at the annual rate of $172,500 with an annual increase of 10%, provided the Company has met certain income targets. The agreement provides for automatic one year extensions thereafter unless either party gives notice that it is not to be extended. Mr. Renard's employment agreement also provides for an incentive bonus in the sole discretion of the board and that upon termination due to a change in control, Mr. Renard shall receive severance pay equal to 100% of his highest annual base salary.

    The Company has entered into an employment agreement with Lawrence T. Ellman, the President of the Company's Pay Telephone Division. The employment agreement is for a three year term commencing June 22, 1994 and ending June 22, 1997. The agreement provides for a base salary at the annual rate of $150,000, increasing 10% each year with the approval of the Board of Directors, and a minimum annual bonus of $25,000. The Company shall have no obligation to pay benefits upon a termination for cause, disability or death, and no additional benefits accrue to Mr. Ellman upon a change in control.

    Each employment agreement above restricts the employee from competing with the Company for one year in the areas in which the Company then operates following termination of the agreement. Generally, except as set forth above, the Company may terminate an employment agreement without further payment if the employee materially breaches his or her obligations and duties under the agreement or is convicted of a felony under certain circumstances or violates the non-competition provision contained in the employment agreement or upon death of the employee.

    Directors' Compensation and Consulting Arrangements

    Jody Frank has agreed to provide consulting services to the Company in the areas of financial analysis and acquisitions. Mr. Frank received a fee of $50,000 in 1994. In 1995, Mr. Frank will receive a monthly fee of $2,000 for such consulting services. Mr. Frank also received grants of options on 15,000 shares of Common Stock of the Company in 1994.

    Bernard M. Frank, who was a director of the Company and a Compensation Committee member in 1994, received $25,000 and a grant of options on 15,000 shares of Common Stock of the Company in 1994. Mr. Frank resigned from the Board of Directors and the Compensation Committee in February 1995. Mr. Frank is the father of Jody Frank.

    Richard Whitman received $47,500 in 1994 for providing consulting services to the Company. Mr. Whitman received grants of options on 15,000 shares of Common Stock of the Company in 1994.

    Ronald Gelber received fees of $50,000 in 1994 from the Company for serving on its Board of Directors. In 1995, Mr. Gelber will receive a monthly fee of $2,000 for serving as the chairman of the Audit Committee. In 1994, Mr. Gelber also received a grant of options on 15,000 shares of Common Stock of the Company.

    Robert Lund received $32,500 from the Company in 1994 for consulting services and for serving on its Board of Directors. Mr. Lund also received a grant of options on 15,000 shares of Common Stock of the Company in 1994.

    For 1995, all directors will receive as compensation for serving on the Board of Directors $500 per person for each meeting attended telephonically and $1,000 per person for each meeting attended in person. Upon election, pursuant to the terms of the Company's 1993 Non-Employee Director Stock Option Plan, each non-employee director of the Company receives an option to purchase 15,000 shares of Common Stock of the Company. The exercise price of any option granted to directors is the fair market value of the Common Stock of the Company on the date the option is granted.

    Compensation Committee Interlocks and Insider Participation

    See "Directors' Compensation and Consulting Arrangements" with regard to Messrs. Bernard Frank and Ronald Gelber and "Certain Relationships and Related Transactions" with regard to Mr. Frank. Mr. Bernard Frank resigned from the Board of Directors and the Compensation Committee in February 1995.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information concerning the beneficial ownership of the Common Stock of the Company as of April 21, 1995 by (i) each person known by the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (ii) each director of the Company,
(iii) each of the executive officers named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table have the sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                           AMOUNT AND NATURE             PERCENT
  NAME OF BENEFICIAL OWNER             OF BENEFICIAL OWNERSHIP(1)      OF CLASS(1)
  ------------------------             --------------------------      -----------

  Jeffrey Hanft                               781,529(2)(3)                 4.87%

  Robert D. Rubin                             344,833(3)                    2.15%

  Richard F. Militello                        306,275(3)(4)                 1.91%

  Richard Whitman                             264,219(5)                    1.65%

  Jody Frank                                  214,262(5)(6)(7)              1.33%

  Bruce W. Renard                             115,833(3)                       *

  Ronald Gelber                                60,000(5)                       *

  Lawrence T. Ellman                           15,000(3)                       *

  Robert E. Lund                               31,350(5)                       *

  Kayne Anderson Investment
  Management, Inc.
  1800 Avenue of Stars
  Los Angeles, California 90067             1,023,200@                      6.37%

  Creditanstalt American Corp.
  245 Park Avenue
  New York, New York  10167                   850,00 @(8)                   5.30%

  All directors and executive
  officers as a group (12 persons)          2,185,801(2)(3)(4)
                                                     (5)(6)(7)             13.62%

_________________________

*   Less than one percent.

@ Information provided by Schedule 13D and/or 13Gs filed by such persons. The Company has not independently verified such information.



(1) Includes shares of Common Stock of the Company issuable upon the exercise of stock options, which are exercisable within 60 days of the date herein.

(2) Includes 11,980 shares of Common Stock of the Company issued to Rikki Hanft, the minor daughter of Jeffrey Hanft.

(3) Includes currently exercisable options to purchase 778,167 shares of Common Stock of the Company granted under the Company's stock option plans to the following executive officers: 261,667 to Jeffrey Hanft (at an average exercise price of $8.30 per share); 229,333 to Robert D. Rubin (at an average exercise price of $8.14 per share); 173,000 to Richard F. Militello (at an average exercise price of $8.15 per share); 115,833 to Bruce W. Renard (at an average exercise price of $6.18 per share); and 15,000 to Lawrence T. Ellman (at an average exercise price of $5.69 per share).

(4) Includes 5,625 shares owned by Richard F. Militello as custodian for Laura Militello, Sara Militello and Michael Militello, his minor children.

(5) Includes currently exercisable options to purchase Common Stock of the Company granted to the following directors: 60,000 to Richard Whitman (at an average exercise price of $10.03 per share); 105,000 to Jody Frank (at an average exercise price of $8.70 per share); 45,000 to Ronald Gelber (at an average exercise price of $7.40 per share); and 30,000 to Robert E. Lund (at an average exercise price of $8.00 per share).

(6) Includes shares of Common Stock of the Company in a voting trust of which Jody Frank is the beneficial owner of 40,050 shares held in the voting trust.

(7) Includes 3,812 shares for which Jody Frank is custodian and as to which Aaron Frank, Rebekah Frank and Lucy Frank, Mr. Franks' children, are the beneficial owners of 1,812 shares, 1,000 shares and 1,000 shares, respectively.

(8) Represents a currently exercisable warrant received in connection with a credit facility and 150,000 shares of Common Stock of the Company obtained upon the exercise of a warrant in connection with a previous credit facility. The warrant expires March 12, 2000 and is exercisable into 700,000 shares of the Company's Series B Preferred Stock at an average price of $8.93 per share. Each share of Series B Preferred Stock is convertible into one share of Common Stock of the Company.

    Ownership and Transaction Reports

    Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in Common Stock; such persons are also required to furnish the Company with copies of such reports. Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 1994.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Since January 1, 1994, the Company has engaged in the following transactions with directors and/or executive officers of the Company or with businesses with which they are associated:

    1. The Company prepaid a deposit on a real property lease for its Russian joint venture, Artel Business and Telecommunications, to Robin Enterprises, Inc. ("Robin") in the amount of $675,000. The Company intended to use the facility in connection with its Russian joint venture operations. In June 1994, such lease was canceled and the prepaid deposit returned to the Company.
Robin is a corporation which owns an approximately 32,000 square foot building in Moscow. Jeffrey Hanft, Jody Frank, Bernard M. Frank, Robert D. Rubin, Richard F. Militello and Richard Whitman are shareholders of Robin.

    2. On March 31, 1994, the Company sold certain of its telephone calling center assets ("Phone Rooms") to Global Link for a total of $2.5 million. In connection with the transaction, Global Link delivered to the Company 10% of the issued and outstanding capital stock of Global Link and granted the Company the right to designate two members on Global Link's Board of Directors. In February 1995, after obtaining a fairness opinion indicating the proposed sale of assets for the agreed upon consideration was fair to the Company from a financial point of view and after the transaction was approved by the disinterested members of the Company's Board of Directors, the Company sold substantially all of the assets of its prepaid calling card business to Global Link for $6.25 million. Upon the sale, the Company maintained the right to designate one member on Global Link's Board of Directors. The purchase price consisted of $1.0 million in cash, a $5.25 million promissory note payable in February 1998, which bears interest at the rate of 8-1/2% per annum, and 9.9% of Global
Link's issued and outstanding capital stock, which increased the Company's equity interest in Global Link to 19.9% of Global Link's issued and outstanding capital stock. Jeffrey Hanft and Jody Frank are directors and shareholders of Global Link as is Mr. Bernard M. Frank, a former director of the Company.

    3. Information concerning indebtedness of directors and/or executive officers to the Company since January 1, 1994 is as follows: (a) Largest Aggregate Indebtedness Outstanding: Jeffrey Hanft ($2,385,000); Robert D. Rubin ($735,000); Richard F. Militello ($907,000); Jody Frank ($309,000); Ronald
Gelber ($47,000); (b) Currently Outstanding Indebtedness: Jeffrey Hanft ($1,712,000); Robert D. Rubin ($574,000); Richard F. Militello ($734,000); Jody
Frank ($309,000); Ronald Gelber ($47,000).

    Since January 1, 1994, the Company has loaned (the "Company Loans") certain funds to Jeffrey Hanft, Robert D. Rubin, Richard F. Militello, Jody Frank and Ronald Gelber (the "Borrowers") for reasons described below. Each of the Company Loans is evidenced by a promissory note. Each such Company Loan is due in full on March 28, 1996, and bears interest at Creditanstalt's prime rate of interest. Included in the currently outstanding loans for these transactions are the following: Mr. Hanft $967,000; Mr. Rubin $434,000; Mr. Militello $501,000;
Mr. Frank $239,000; and Mr. Gelber $47,000.

    Each of the Company Loans was made following approval by the members of the Board of Directors who were not parties to the transaction as a means to provide the Borrowers with a vehicle to refinance certain commercial bank indebtedness they had incurred to exercise Company stock options and pay related income taxes. The Borrowers exercised the stock options in December 1993 to purchase the Company's common stock for purposes of increasing the Company's shareholders' equity without accessing external capital markets. The Borrowers personally borrowed the funds to exercise the options from a commercial bank and pledged the

Company's common stock issued upon exercise as collateral for the bank loans ("Bank Loans"). This equity increase in turn was a significant factor in permitting the Company to increase its credit facility from $60,000,000 to $125,000,000 in February 1994.

    Commencing in May 1994, as the market price of the stock declined, the bank on several occasions required the Borrowers to pay down the Bank Loans or provide additional collateral. Given that the option exercises were intended to, and in fact did, benefit the Company, the Borrowers then approached the disinterested members of the Company's Board of Directors to seek the Company's assistance in refinancing a portion of their Bank Loans. The Company then advanced the Company Loans upon the repayment terms noted above.

    Mr. Hanft, Mr. Militello and Mr. Frank also borrowed $535,000, $128,000 and $70,000, respectively, from the Company in connection with the payment of personal income taxes related to the phantom gain incurred upon the December 1993 exercise of the stock options mentioned above. The loans are due in 1995 and bear interest at a rate equal to the average annual borrowing rate of the Company for senior debt (for the fiscal year ending on or immediately preceding the date interest on the outstanding principal is payable).

    In an unrelated transaction, in lieu of receiving payment of their earned 1993 bonus, Mr. Hanft, Mr. Rubin and Mr. Militello agreed to accept loans from the Company which bear interest at a rate equal to the average annual borrowing rate of the Company's senior debt (for the fiscal year ending on or immediately preceding the date interest on the outstanding principal balance is payable) which loans are payable within five years of the date of the loan. Included in the currently outstanding loans for this transaction are the following; Mr. Hanft $210,000; Mr. Rubin $140,000; and Mr. Militello $105,000.

                               SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PEOPLES TELEPHONE COMPANY, INC.

DATE:  April 28, 1995        By:   /s/ Robert D. Rubin
                                   --------------------------------
                                       Robert D. Rubin
                                       President