Form 10-Q
period 1995-03-31
PEOPLES TELEPHONE COMPANY INC
filed 1995-05-15
CIK 819694

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

        For Quarter Ended: 3/31/95 Commission File Number: 0-16479

                      PEOPLES TELEPHONE COMPANY, INC.
          (Exact Name of registrant as specified in its charter)

             NEW YORK                                  13-2626435
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                    I.D. No.)

              2300 NORTHWEST 89TH PLACE, MIAMI, FLORIDA 33172
            (Address of principal executive offices) (Zip Code)

               Registrant's telephone number: (305) 593-9667

                           --------------------


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes ___ No

As of April 30, 1995, the number of shares outstanding of the Registrant's Common Stock was 16,051,875.

                      PEOPLES TELEPHONE COMPANY, INC.
                        CONSOLIDATED BALANCE SHEET
                              (IN THOUSANDS)

                                                                          MARCH 31,                DECEMBER 31,
                                           ASSETS                           1995                       1994
                                                                         -------------             -----------
                                                                          (UNAUDITED)

Current assets
  Cash and cash equivalents...........................................   $    6,721              $         7,663
  Account receivable net of allowance for doubtful accounts of
   $5,236 and $6,035..................................................       16,550                       17,682
  Inventory...........................................................        3,324                        2,981
  Prepaid expenses  and other current assets..........................        4,030                        3,276
  Net assets of discontinued operations...............................       27,380                       28,375
                                                                         ----------              ---------------
     Total current assets.............................................       58,005                       59,977
Property and equipment, net...........................................       74,514                       76,379
Location contracts, net...............................................       31,075                       31,877
Goodwill, net.........................................................        6,020                        6,221
Intangible assets, net................................................        2,636                        2,802
Other assets, net.....................................................       12,628                       11,882
Deferred income taxes.................................................        3,396                        1,453
                                                                         ----------              ---------------
     Total assets.....................................................   $  188,274              $       190,591
                                                                         ==========              ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable and current maturities of long-term debt..............   $   18,540              $        14,286
  Current portion of obligations under capital leases.................        2,314                        2,738
  Accounts payable and accrued expenses...............................       22,039                       22,799
  Accrued interest payable............................................          755                        1,061
  Income and other taxes payable......................................        2,491                        2,691
                                                                         -----------             ---------------
     Total current liabilities........................................       46,139                       43,575
Notes payable and long-term debt......................................       89,862                       94,390
Obligations under capital leases......................................        3,460                        3,911
Deferred gain on sale of assets.......................................        3,400                      -
                                                                         ----------              ---------------
     Total liabilities................................................      142,861                      141,876
                                                                         ----------              ---------------
Minority interest.....................................................      -                            -
Commitments and contingencies ........................................      -                            -
Shareholders' equity..................................................      -                            -
  Preferred stock; $.01 par value; 4,300
    shares authorized; none issued and outstanding....................      -                            -
  Convertible preferred stock; Series A, $.01 par value; 100 shares
    authorized; none issued and outstanding...........................      -                            -
  Convertible preferred stock; Series B, $.01 par value; 600 shares
    authorized; none issued and outstanding...........................      -                            -
  Common stock; $.01 par value; 25,000 shares authorized;
    15,850 and 15,789 shares issued and outstanding...................          159                          158
  Capital in excess of par value......................................       58,078                       58,143
  Accumulated deficit ................................................      (12,824)                      (9,586)
                                                                         ----------               --------------
     Total shareholders' equity.......................................       45,413                       48,715
                                                                         ----------               --------------
     Total liabilities and shareholders' equity.......................   $  188,274               $      190,591
                                                                         ==========               ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES TELEPHONE COMPANY, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                             ---------------------------------------------------
                                                                 1995                                  1994
                                                             ------------                           ------------

Revenues
  Coin calls .............................................   $     19,061                           $     17,857
  Non-coin calls..........................................          8,271                                  6,968
  Service and other.......................................            122                                    301
                                                             ------------                           ------------
     Total revenues.......................................         27,454                                 25,126

Costs and expenses
  Telephone charges.......................................          8,491                                  8,189
  Commissions.............................................          6,297                                  4,277
  Field service and collection............................          4,628                                  4,916
  Depreciation and amortization...........................          4,741                                  4,112
  Selling, general and administrative.....................          2,368                                  2,582
  Interest................................................          1,479                                    989
                                                             ------------                           ------------
     Total costs and expenses.............................         28,004                                 25,065
(Loss) income from continuing operations before taxes.....           (550)                                    61
Benefit from (provision for) income taxes.................            206                                    (23)
                                                             ------------                           ------------
(Loss) income from continuing operations .................           (344)                                    38
                                                             ------------                           ------------

Discontinued operations
  Income from operations, net of tax provision of $536....           -                                       893
 (Loss) income on disposition.............................           -                                        -
                                                             ------------                           ------------
  Income from discontinued operations.....................           -                                       893
Extraordinary loss from extinguishment of debt, net.......         (2,894)                                    -
                                                             ------------
     Net (loss) income....................................   $     (3,238)                          $        931
                                                             =============                          ============

Earnings (loss) per common share
 Loss from continuing operations..........................   $       (.02)                          $         -
 Income from discontinued operations......................          -                                        .06
 Extraordinary loss from extinguishment of debt, net......           (.18)                                    -
                                                             ------------                           ------------
     Net (loss) income....................................   $       (.20)                          $        .06
                                                             =============                          ============

Weighted average common and common equivalent shares
 outstanding..............................................         15,829                                 16,425
                                                             ============                           ============



The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES TELEPHONE COMPANY, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED, IN THOUSANDS)

                                                                           FOR THE THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                  -------------------------------------------
                                                                       1995                         1994
                                                                  ------------                   ------------
Cash flows from operating activities:
   Net (loss) income............................................  $     (3,238)                  $        931
   Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization..............................         4,741                          4,112
     Deferred income taxes......................................        (1,943)                            23
     Extraordinary loss from extinguishment of debt.............         2,894                              -
     Changes in assets and liabilities:

     Decrease (increase) in accounts receivable.................         1,132                         (3,989)
     Increase in inventory......................................          (343)                        (2,254)
     Increase in prepaid expenses and other current assets......          (754)                           (29)
     Decrease (increase) in other assets........................         1,610                         (3,495)
     Decrease in accounts payable and accrued expenses..........          (760)                        (5,880)
     (Decrease) increase in accrued interest....................          (306)                           103
     (Decrease) increase in taxes payable.......................          (200)                           673
     Net effect of discontinued operations......................        (1,855)                         1,852
                                                                  ------------                   ------------

Net cash provided by (used in) operating activities.............           978                         (7,953)
                                                                  ------------                   ------------

Cash flow from investing activities:
   Payments of acquisitions and certain contracts...............          (435)                        (2,072)
   Property and equipment additions.............................        (1,272)                        (3,506)
   Proceeds from sales of assets................................         1,000                              -
   Investment in joint ventures.................................             -                         (1,067)
                                                                  ------------                   ------------

Net cash used in investing activities...........................          (707)                        (6,645)
                                                                  ------------                   ------------

Cash flow from financing activities:
   Net (payment) borrowings under note payable to bank..........          (274)                        11,890
   Debt issuance costs..........................................             -                         (1,318)
   Principal payments under capital lease obligations...........          (875)                          (321)
   Officer loans................................................          (190)                             -
   Exercise of stock options and warrants.......................           126                          1,029
                                                                  ------------                   ------------

Net cash (used in) provided by financing activities.............        (1,213)                        11,280
                                                                  ------------                   ------------
Net decrease in cash and cash equivalents.......................          (942)                        (3,318)
Cash and cash equivalents at beginning of period................         7,663                          4,529
                                                                  ------------                   ------------

Cash and cash equivalents at end of period......................  $      6,721                   $      1,211
                                                                  ============                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES TELEPHONE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1995 AND MARCH 31, 1994
                                (UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION:

The accompanying interim consolidated financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2 - EARNINGS PER SHARE:

The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. For 1994, the calculation of earnings per common share assuming full dilution had no effect. For 1995, common stock equivalents were excluded since the effect would be anti-dilutive. Therefore, fully diluted earnings per share is not presented.

See earnings (loss) per common share calculation as summarized on page 7.

NOTE 3 - LONG-TERM DEBT:

On March 22, 1995, the Company amended certain terms contained in its Third Amended Loan Agreement (the "Amendment"). Under the Amendment, the $125 million revolving line of credit was reduced to $100 million, with monthly principal reductions of $1.5 million commencing on May 1, 1995 and all outstanding principal balances due in full on May 31, 1996. The new facility bears interest at the Bank's prime rate plus 2% beginning April 1, 1995 and reduces certain restrictive covenants for 1995 which, among other things, require the Company to maintain certain net worth and cash flow levels and places certain restrictions on the payment of dividends.

As a result of the Amendment, the Company has recorded an extraordinary loss of $4.6 million for the write-off of deferred financing costs, net of the income tax benefit of approximately $1.7 million.

The Company has retained an investment banking firm to undertake a Rule 144A offering of approximately $85 million in Senior Notes due 2002. In connection with the completion of the Senior Note offering, which is expected to close by early June 1995, the Company will enter into a new $40 million revolving credit facility. Proceeds from the sale of the Notes together with borrowings under the new credit facility will be used to refinance the existing $100 million credit facility, which will provide the Company with approximately $23 million undrawn and available under the new credit facility. The Notes offered will not be registered under the Securities Act and may not be offered or resold in the United States absent registration or an applicable exemption from the registration requirements. There can be no assurance that the contemplated refinancing will be completed, or if completed, that it will be on terms favorable to the Company.

NOTE 4 - DISCONTINUED OPERATIONS:

During February 1995, the Company sold its prepaid calling card business to Global Link Teleco Corporation ("Global Link") for approximately $6.3 million. The Company received $1.0 million in cash, $5.3 million in notes receivable and 9.9% of the outstanding common stock of Global Link. For financial accounting purposes, the net gain of approximately
$3.4 million will be deferred until cash is received.

NOTE 5 - SUBSEQUENT EVENTS:

During April 1995, the Company settled a dispute with one of its vendors which resulted in a reduction of the amounts owed. Accounts payable and telephone charges have been reduced by approximately $1.3 million in the accompanying financial statements to reflect this settlement.

                      PEOPLES TELEPHONE COMPANY, INC.
              COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                             ----------------------------------------------
                                                                                   1995                             1994
                                                                             ------------                      ------------
(Loss) income from continuing operations..................................   $       (344)                     $         38
Income from discontinued operations.......................................              -                               893
Extraordinary loss from extinguishment of debt, net.......................         (2,894)                                -
                                                                             ------------                      ------------
Net (loss) income.........................................................   $     (3,238)                     $        931
                                                                             =============                     ============

Number of shares:
Weighted average common shares outstanding................................         15,829                            15,611
Add: Net additional shares issuable(1)....................................              -                               814
                                                                             ------------                      ------------
Weighted average shares used in the per share computation.................         15,289                            16,425
                                                                             ============                      ============

Earnings per common and common equivalent share
Loss from continuing operations...........................................   $       (.02)                     $          -
Income from discontinued operations.......................................              -                               .06
Extraordinary loss from extinguishment of debt, net.......................           (.18)                                -
                                                                             ------------                      ------------
Net (loss) income.........................................................   $       (.20)                     $       0.06
                                                                             =============                     ============

(1) Assumes exercise of outstanding common stock equivalents (options and warrants) at the beginning of the period, net of the 20% limitation on the assumed repurchase of stock.

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter ended March 31, 1995 to the quarter ended March 31, 1994, and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The financial results discussed below relate to continuing operations which primarily consist of the public pay telephone business.

REVENUES

     The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 69.4% and 71.1% of total revenues from continuing operations for the quarters ended March 31, 1995 and 1994, respectively. Coin revenue increased 6.7% to $19.1 million during the quarter ended March 31, 1995 compared to the same period in 1994. This revenue growth was primarily attributable to growth in the Company's installed base of public pay telephones. The Company's installed public pay telephone base increased to approximately 40,000 at March 31, 1995 from approximately 35,700 at March 31, 1994. The decline in coin revenues per telephone was primarily attributable to the addition of telephones between periods having a lower average coin revenue per telephone than did the Company's installed base during the first quarter of 1994.

     Non-coin revenue represented approximately 30.1% and 27.7% of total revenues from continuing operations for the quarters ended March 31, 1995 and 1994, respectively. Non-coin revenue is derived from calling card calls, credit card calls, collect calls and third party billed calls. For the quarter ended March 31, 1995, revenues from non-coin calls increased 18.7% to approximately $8.3 million, compared to the quarter ended March 31, 1994. The increase was primarily attributable to the increase in the Company's installed base of public pay telephones described above and the increase in the number of calls completed through the Company's private label operator service program during the quarter ended March 31, 1995, compared to the same period in 1994.

     The Company records the total amount the end user pays for the call (net of taxes) as revenue when the call is completed through the Company's private label operator service. In contrast, the Company records as revenue the amount it receives from the third-party operator service provider which represents a negotiated percentage of the total amount the caller pays for the call. The Company used its private label operator service or a third party operator service provider based on which service the Company believed netted it the highest gross margin from the call.

OPERATING EXPENSES

     Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges to LECs which include costs of basic service and transport of local coin calls, long distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to Property Owners for revenues generated by public pay telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones, and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipt and certain other taxes, corporate travel and entertainment, and various other expenses. Total operating expenses were approximately 79.3% and 79.5% of total revenues from continuing operations for the quarters ended March 31, 1995 and 1994, respectively.

     Telephone charges decreased as a percentage of total revenues from continuing operations to 30.9% for the quarter ended March 31, 1995, compared to 32.5% for the same period in 1994. Telephone charges for the 1995 quarter include a reduction of interexchange carrier expenses related to a settlement with a service provider for certain billing errors and underpayment of operator service revenue of approximately $1.3 million. This reduction was offset by an increase in telephone charges as a result of the increase in the installed public pay telephone base and an increase in the number of calls completed through the Company's private label operator service program during the quarter ended March 31, 1995, compared to the same period in 1994. The Company pays the costs incurred to transmit, bill, collect and validate the call when the call is completed through its private label operator services. In contrast, the Company incurs no such cost when a third party operator service provider completes the call. Telephone charges for the 1994 y quarter included one-time income adjustments of approximately $0.6 million for a contract signing bonus and volume discounts credited to the Company by certain of its service providers.

     Commissions as a percentage of total revenues from continuing operations were approximately 22.9% and 17.0% for the quarters months ended March 31, 1995 and 1994, respectively. The increase in commissions as a percentage of revenues was primarily attributable to (1) higher commission rates paid in connection with the recently obtained Atlanta Hartsfield International Airport account and (2) the $0.6 million reduction of commission expense in the 1994 first quarter resulting from prior estimated commission overpayments.

     Field service and collection expenses as a percentage of total revenues from continuing operations was 16.9% and 19.6% for the first quarter of 1995 and 1994, respectively. The decrease in these expenses was primarily attributable to the Company's efforts to reduce operating expenses which were commenced in June 1994 and included the downsizing of the Company's field personnel. Selling, general and administrative expenses decreased to 8.6% of total revenues from continuing operations in the 1995 first quarter versus 10.3% for the 1994 first quarter. The decrease in selling, general and administrative expenses was primarily attributable to the cost reduction plan and reengineering efforts commenced by the Company in June 1994.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

     EBITDA from continuing operations increased by approximately $0.5 million to $5.7 million for the quarter ended March 31, 1995, compared to the same period in 1994. This increase was primarily attributable to the growth in the Company's installed base of public pay telephones and the decrease in telephone charges as a percentage of revenue as a result of the settlement with a service provider mentioned above, which was partially offset by the increase in commission expense noted above.

DEPRECIATION AND AMORTIZATION

     Depreciation is based on the cost of the telephones, booths, pedestals, and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life. Amortization is primarily based on acquisition costs including location contracts, goodwill and non-competition provisions and is calculated on a straight-line method using estimated useful lives ranging from five to 20 years. Depreciation and amortization increased to $4.7 million for the quarter ended March 31, 1995, compared to $4.1 million for the same period in 1994. The increase in depreciation and amortization is primarily attributable to increases in the number of installed public pay telephones that resulted from acquisitions during 1994. Depreciation and amortization as a percentage of total revenues from continuing operations increased to 17.3% during the first quarter of 1995 compared to 16.4% for the first quarter of 1994. This increase was primarily attributable to the increase in the number of acquired public pay telephones and the decrease in coin revenue noted above.

INTEREST EXPENSE

     In the first quarter of 1995, interest expense increased 49.7% to $1.5 million. The increase was primarily attributable to increased bank borrowings under the Existing Credit Agreement. In addition, the Company experienced higher interest rates under the Existing Credit Agreement during 1995 which is consistent with overall increases in market interest rates.

PROVISION FOR INCOME TAXES

     The Company's benefit from (provision for) income taxes increased approximately $0.2 million for the quarter ended March 31, 1995 from the 1994 period primarily due to a loss from continuing operations before taxes of approximately $0.6 million in the first quarter of 1995, compared to income from continued operations before taxes of approximately $61,000 for the first quarter of 1994.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

     The Company had a net loss from continuing operations of approximately $0.3 million for the quarter ended March 31, 1995 compared to net income from continued operations of approximately $38,000 for the same period in 1994.

EXTRAORDINARY ITEM

     The Company had an extraordinary loss from the write-off of deferred financing costs associated with the early extinguishment of debt of approximately $4.6 million, net of the related income tax benefit of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1995, the Company financed its operations primarily from operating cash flow. For the quarter ended March 31, 1995, the Company's operating cash flow was $1.0 million compared to $(8.0) million for the same period in 1994.

     The Company's working capital was approximately $11.9 million, with a current ratio of 1.26 to 1, at March 31, 1995. This is compared to working capital of $16.4 million and a current ratio of 1.38 to 1 at December 31, 1994. The decrease in the Company's working capital and current ratio was primarily attributable to an additional $4.5 million of debt repayments due within 12 months of March 31, 1995 under the amended terms of the Existing Credit Agreement, as compared to December 31, 1994.

     As a result of operating losses, including losses from the Discontinued Operations, the Company was not in compliance with certain of the financial covenants in the Existing Credit Agreement as of December 31, 1994. The Existing Credit Agreement was amended on March 22, 1995 to (i) reduce the size of the Existing Credit Agreement to $100.0 million, (ii) shorten the maturity of the Existing Credit Agreement from February 17, 1998 to May 31, 1996 and provide for monthly principal payments of $1.5 million commencing May 1, 1995 and (iii) amend the covenants in the Existing Credit Agreement to make them less restrictive through the end of 1995.

     In an effort to extend its debt maturities to reflect the long-term nature of its assets and to provide increased operational and financial flexibility to take advantage of growth opportunities in its core public pay telephone business, the Company has commenced a private placement of approximately $85 million in Senior Notes due 2002 (the "Notes") with completion of the offering of the Notes which is expected to close by early June 1995, the Company will enter into a new $40 million revolving credit facility. Proceeds from the sale of the Notes together with borrowings under the new credit facility will be used to refinance the existing credit facility, which is expected to provide the Company with approximately $23 million undrawn and available under the new credit facility. The Notes offered in the private placement will not be registered under the Act and may not be offered or resold in the United States absent registration or an applicable exemption from the registration requirements. The Note Offering is conditioned upon the completion of the new credit facility and the new credit facility is conditioned upon the completion of the Note Offering. There can be no assurance that the contemplated refinancing will be completed, or if completed that it will be on terms favorable to the Company.

DISCONTINUED OPERATIONS

     During December 1994, in an effort to return its focus to its core public pay telephone business, the Company's Board of Directors approved the divestiture of its inmate telephone, prepaid calling card and international telephone centers and cellular telephone rental operations.

     During February 1995, the Company sold its prepaid calling card business to Global Link Teleco Corporation formerly known as Phone Zone Teleco Corporation ('Global Link') for approximately $6.3 million. The Company received $1.0 million in cash, $5.3 million in promissory notes and 9.9% of the outstanding common stock of Global Link (increasing the Company's equity stake to 19.9% of the common stock of Global Link). For financial accounting purposes, the net gain of approximately $3.4 million will be deferred until cash on the notes is received. The 1994 financial statements included a net loss after income taxes of approximately $1.3 million for losses from January 1, 1994 through February 15, 1995, the divestiture date.

     The Company is in the process of divesting the remaining business segments and has recorded provisions for the estimated impairment of asset values and losses from January 1, 1994 through the estimated divestiture date for its inmate telephone, international telephone center and cellular telephone rental operations in the December 31, 1994 financial statements.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

     On March 2, 1995, the Company filed a Current Report on Form 8-K which reported the sale of substantially all of the Company's prepaid telephone calling card assets to Global Link Teleco Corporation.

     On May 12, 1995, the Company filed a Current Report on Form 8-K which reported the issuance of the Company's Press Release dated May 10, 1995 concerning the Company's refinancing plan, a copy of which was filed pursuant to Rule 135c(d) under the Securities Act of 1933, as amended.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PEOPLES TELEPHONE COMPANY, INC.

Date:  May 12, 1995                  /S/ BONNIE S. BIUMI
                                     -------------------------------
                                     Bonnie S. Biumi
                                     Chief Financial Officer