Form 10-Q/A
period 1994-03-31
PEOPLES TELEPHONE COMPANY INC
filed 1995-06-21
CIK 819694

NOTE: PEOPLES TELEPHONE COMPANY, INC. 10-Q/A NO. 1, PERIOD 03/31/94
      WAS FILED AND ACCEPTED ON JUNE 16, 1995. THE SIGNATURE PAGE WAS NOT DATED. JOE BABITS, EDGAR RULES, CORPORATE FINANCE HAS INSTRUCTED
      US TO CORRECT THAT ERROR BY FILING THIS AMENDMENT NO. 2.

                             FORM 10-Q/A NO.2

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

        For Quarter Ended: 3/31/94 Commission File Number: 0-16479

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

                                          PEOPLES TELEPHONE COMPANY, INC.

Date:  June 16, 1994                      /S/ ROBERT D. RUBIN
                                          ------------------------------
                                          ROBERT D. RUBIN
                                          PRESIDENT

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PEOPLES TELEPHONE COMPANY, INC.

Date:  June 21, 1994                      /S/ ROBERT D. RUBIN
                                          ------------------------------
                                          ROBERT D. RUBIN
                                          PRESIDENT