Form 10-Q/A
period 1994-06-30
PEOPLES TELEPHONE COMPANY INC
filed 1995-06-21
CIK 819694

NOTE: PEOPLES TELEPHONE COMPANY, INC. 10-Q/A NO. 1, PERIOD 06/30/94
      WAS FILED AND ACCEPTED ON JUNE 16, 1995. THE SIGNATURE PAGE WAS NOT DATED. JOE BABITS, EDGAR RULES, CORPORATE FINANCE HAS INSTRUCTED
      US TO CORRECT THAT ERROR BY FILING THIS AMENDMENT NO. 2.

                             FORM 10-Q/A NO. 2

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

        For Quarter Ended: 6/30/94 Commission File Number: 0-16479

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