Form 10-K/A
period 1994-12-31
PEOPLES TELEPHONE COMPANY INC
filed 1995-06-21
CIK 819694

NOTE: PEOPLES TELEPHONE COMPANY, INC. 10-K/A NO. 2, PERIOD 12/31/94
      WAS FILED AND ACCEPTED ON JUNE 16, 1995. THE SIGNATURE PAGE WAS NOT DATED. JOE BABITS, EDGAR RULES, CORPORATE FINANCE HAS INSTRUCTED
      US TO CORRECT THAT ERROR BY FILING THIS AMENDMENT NO. 3.

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                             FORM 10-K/A NO. 3

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

        Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS            ON WHICH REGISTERED
                -------------------           ---------------------
                     NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       COMMON STOCK, $.01 PAR VALUE
                             (TITLE OF CLASS)

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PEOPLES TELEPHONE COMPANY, INC.

Date:  June 16, 1995                          By: /S/ ROBERT D. RUBIN
                                                 --------------------
                                              ROBERT D. RUBIN
                                              President

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PEOPLES TELEPHONE COMPANY, INC.

Date:  June 21, 1995                          By: /S/ ROBERT D. RUBIN
                                                 --------------------
                                              ROBERT D. RUBIN
                                              President