Form 10-Q/A
period 1995-03-31
PEOPLES TELEPHONE COMPANY INC
filed 1995-06-21
CIK 819694

NOTE: PEOPLES TELEPHONE COMPANY, INC. 10-Q/A NO. 1, PERIOD 03/31/95 WAS FILED
      AND ACCEPTED ON JUNE 16, 1995. THE SIGNATURE PAGE WAS DATED INCORRECTLY. JOE BABITS, EDGAR RULES, CORPORATE FINANCE HAS INSTRUCTED
      US TO CORRECT THAT ERROR BY FILING THIS AMENDMENT NO. 2.



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

                                           PEOPLES TELEPHONE COMPANY, INC.

Date: June 16, 1995                        /S/ BONNIE S. BIUMI
                                           ------------------------------
                                           Bonnie S. Biumi
                                           Chief Financial Officer

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PEOPLES TELEPHONE COMPANY, INC.

Date: June 21, 1995                        /S/ BONNIE S. BIUMI
                                           ------------------------------
                                           Bonnie S. Biumi
                                           Chief Financial Officer