Form 10-Q
period 1995-06-30
PEOPLES TELEPHONE COMPANY INC
filed 1995-08-14
CIK 819694

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: JUNE 30, 1995

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

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

                                 (305) 593-9667
              (Registrant's telephone number, including area code)

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, outstanding at June 30, 1995: 15,882,200 shares.

Part I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                        PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                         JUNE 30,    DECEMBER 31,
                    ASSETS                                                 1995          1994
                                                                       -----------   ------------
                                                                       (UNAUDITED)    (RESTATED)
Current assets
  Cash and cash equivalents .......................................     $   5,820      $   7,663
  Accounts receivable, net of allowance for doubtful accounts of
   $4,623 and $6,035 ..............................................        16,029         17,682
  Inventory .......................................................         3,820          2,981
  Prepaid expenses  and other current assets ......................         4,228          3,276
  Net assets of prepaid calling card and international telephone
     center business ..............................................          -             2,595
  Net assets of discontinued operations ...........................        27,433         25,780
                                                                        ---------      ---------
     Total current assets .........................................        57,330         59,977
Property and equipment, net .......................................        73,171         76,379
Location contracts, net ...........................................        30,234         31,877
Goodwill, net .....................................................         5,844          6,221
Intangible assets, net ............................................         2,507          2,802
Other assets, net .................................................         5,309         11,882
Deferred income taxes .............................................         3,406          1,453
Investment in unconsolidated affiliate ............................         3,087           -
                                                                        ---------      ---------
     Total assets .................................................     $ 180,888      $ 190,591
                                                                        =========      =========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable and current maturities of long-term debt ..........     $      22      $  14,286
  Current portion of obligations under capital leases .............         2,035          2,738
  Accounts payable and accrued expenses ...........................        23,055         22,799
  Accrued interest payable ........................................         1,054          1,061
  Income and other taxes payable ..................................         2,674          2,691
                                                                        ---------      ---------
     Total current liabilities ....................................        28,840         43,575
Notes payable and long-term debt ..................................       104,575         94,390
Obligations under capital leases ..................................         3,971          3,911
                                                                        ---------      ---------
     Total liabilities ............................................       137,386        141,876
                                                                        ---------      ---------
Commitments and contingencies .....................................          -              -
Shareholders' equity:
  Preferred stock; $.01 par value; 4,300 shares authorized;
    none issued and outstanding ...................................          -              -
  Convertible preferred stock; Series B, $.01 par value; 600 shares
    authorized; none issued and outstanding .......................          -              -
  Common stock; $.01 par value; 25,000 shares authorized;
    15,882 and 15,789 shares issued and outstanding ...............           159            158
  Capital in excess of par value ..................................        58,259         58,143
  Accumulated deficit .............................................       (14,916)        (9,586)
                                                                        ---------      ---------
     Total shareholders' equity ...................................        43,502         48,715
                                                                        ---------      ---------
     Total liabilities and shareholders' equity ...................     $ 180,888      $ 190,591
                                                                        =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FOR THE THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                             --------------------------
                                                                                1995            1994
                                                                             ----------      ----------
                                                                                             (RESTATED)
Revenues
  Coin calls ..............................................................   $19,871          $19,141
  Non-coin calls ..........................................................     9,652            7,952
  Service and other .......................................................      -                 410
                                                                              -------          -------
     Total revenues .......................................................    29,523           27,503

Costs and expenses
  Telephone charges .......................................................     9,525           10,026
  Commissions .............................................................     6,894            5,589
  Field service and collection ............................................     5,046            5,069
  Depreciation and amortization ...........................................     4,777            4,370
  Selling, general and administrative .....................................     2,491            3,851
  Interest ................................................................     1,831            1,319
  Loss from operations of prepaid calling card and
    international telephone centers .......................................      -                (661)
  Loss on disposal of prepaid calling card and
    international telephone centers .......................................      -                -
  Litigation settlement expense ...........................................       925             -
  Other ...................................................................       109             -
                                                                              -------          -------
     Total costs and expenses .............................................    31,598           29,565

Loss from continuing operations before income taxes .......................    (2,075)          (2,062)
Benefit from income taxes .................................................      -                 762
                                                                              -------          -------
Loss from continuing operations ...........................................    (2,075)          (1,300)
                                                                              -------          -------

Discontinued operations
  Loss from operations, net of tax benefit of $351 ........................      -                (624)
 (Loss) income on disposition .............................................      -                -
                                                                              -------          -------
  Loss from discontinued operations .......................................      -                (624)
  Extraordinary loss from extinguishment of debt, net .....................                       -
                                                                              -------          -------
    Net loss ..............................................................   $(2,075)         $(1,924)
                                                                              =======          =======

Earnings (loss) per common share
 Loss from continuing operations...........................................   $  (.13)         $  (.08)
 Loss from discontinued operations ........................................      -                (.04)
 Extraordinary loss from extinguishment of debt, net ......................      -                -
                                                                              -------          -------
     Net loss..............................................................   $  (.13)         $  (.12)
                                                                              =======          =======
Weighted average common and common equivalent shares
 outstanding ..............................................................    15,869           15,786
                                                                              =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            --------------------------
                                                               1995            1994
                                                            ----------      ----------
                                                                            (RESTATED)
Revenues
  Coin calls ........................................         $38,931         $36,998
  Non-coin calls ....................................          17,924          14,921
  Service and other .................................             122             711
                                                              -------         -------
     Total revenues .................................          56,977          52,630

Costs and expenses
  Telephone charges .................................          18,015          18,330
  Commissions .......................................          13,191          10,466
  Field service and collection ......................           9,674           9,986
  Depreciation and amortization .....................           9,518           8,483
  Selling, general and administrative ...............           4,860           6,523
  Interest ..........................................           3,310           2,308
  Loss from operations of prepaid calling card and
    international telephone centers .................            -                 68
  Loss on disposal of prepaid calling card and
    international telephone centers .................            -               -
  Litigation settlement expense .....................             925            -
  Other .............................................             136            -
                                                              -------         -------
     Total costs and expenses .......................          59,629          56,164
Loss from continuing operations before income taxes .          (2,652)         (3,534)
Benefit from income taxes ...........................             216           1,231
                                                              -------         -------
Loss from continuing operations .....................          (2,436)         (2,303)
                                                              -------         -------
Discontinued operations
  Loss from operations, net of tax benefit of $972 ..            -             (1,678)
  (Loss) income on disposition ......................            -               -
                                                              -------         -------
  Loss from discontinued operations .................            -             (1,678)
  Extraordinary loss from extinguishment of debt, net          (2,894)           -
                                                              -------         -------
      Net loss ......................................         $(5,330)        $(3,981)
                                                              =======         =======
Earnings (loss) per common share
 Loss from continuing operations ....................         $  (.16)        $  (.15)
 Loss from discontinued operations ..................            -               (.10)
 Extraordinary loss from extinguishment of debt, net             (.18)           -
                                                              -------         -------
     Net loss .......................................         $  (.34)        $  (.25)
                                                              =======         =======
Weighted average common and common equivalent shares
 outstanding ........................................          15,850          15,798
                                                              =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                              JUNE 30, 1995   JUNE 30, 1994
                                                                              -------------   -------------
                                                                                                (RESTATED)
Cash flow from operating activities:
  Net loss ..............................................................        $(5,330)        $ (3,981)
  Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization .....................................          9,518            8,483
      Deferred income taxes .............................................         (1,953)          (2,281)

      Extraordinary loss from extinguishment of debt ....................          2,894             -
      Gain on sale of assets ............................................           -              (2,015)
      Change in assets and liabilities:
           Decrease (increase) in accounts receivable ...................          1,653           (4,121)
           Increase in inventory ........................................           (839)          (1,502)
           (Increase ) decrease in prepaid expenses and
            other current assets ........................................           (952)             812
           Decrease (increase) in other assets ..........................          3,649           (3,968)
           Increase in investment in unconsolidated affiliate ...........         (3,087)            -
           Increase (decrease) in accounts payable and
               accrued expenses .........................................            256             (230)
           (Decrease) increase in accrued  interest......................             (7)             314
           (Decrease) increase in taxes payable .........................            (17)             644
           Net effect of discontinued operations ........................            (58)           2,735
                                                                                 -------         --------
Net cash provided (used in) by operating activities .....................          5,727           (5,110)

Cashflow from investing activities:
    Payments for acquisitions and certain contracts .....................           (805)         (16,284)
    Property and equipment additions ....................................         (3,160)          (8,077)
    Proceeds from sale of assets ........................................          1,000            2,400
    Investments in joint ventures .......................................           -              (1,888)
                                                                                 -------         --------

Net cash used in investing activities ...................................         (2,965)         (23,849)

Cash flow from financing activities:
    Net borrowings under note payable to bank ...........................         (4,079)          29,861
    Debt issuance costs .................................................           -              (1,318)
    Principal payments under capital lease obligations ..................           (643)            (537)
    Exercise of stock options and warrants ..............................            302            1,211
    Officer loans .......................................................           (185)            -
                                                                                 -------         --------

Net cash (used in ) provided by financing activities ....................         (4,605)          29,217
                                                                                                 --------
Net (decrease) increase in cash and cash equivalents ....................         (1,843)             258
Cash and cash equivalents at beginning of period ........................          7,663            4,529
                                                                                 -------         --------

Cash and cash equivalents at end of period ..............................        $ 5,820         $  4,787
                                                                                 =======         ========

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1995 AND JUNE 30, 1994
                                  (UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION:

The accompanying interim consolidated financial data are unaudited; however, in the opinion of management, the interim data include all adjustments necessary for a fair presentation of the results for the interim periods. The quarter ended June 30, 1994 and the six months ended June 30, 1994 included adjustments of $3.4 million and $5.5 million, respectively, for, among other things, amounts incurred for settling disputes and claims and bad debt reserves.

The results of operations for the three months and the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

The interim unaudited consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements and notes thereto for the year ending December 31, 1994 as set forth in the Company's Form 10-K/A No. 2.

NOTE 2 - EARNINGS PER SHARE:

The treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. For 1995 and 1994, common stock equivalents were excluded since the effect would be anti-dilutive.
Therefore, fully diluted earnings per share is not presented.

See earnings (loss) per common share calculation as summarized on page 10.

NOTE 3 - LONG-TERM DEBT:

Amounts due under the Company's revolving line of credit and various other notes payable of approximately $105.1 million were refinanced in July 1995 through the sale of $100 million of 12 1/4% Senior Notes due 2002 and the issuance of 150,000 shares of Series C Cumulative Convertible Preferred Stock for $15 million (see Note 7). Accordingly, such amounts have been classified as long-term in the accompanying Consolidated Balance Sheet.

In June 1995, the Company settled a lawsuit filed against it by Ascom Communications, Inc. (ACI) for approximately $5.7 million. This amount was equal to the amounts previously recorded for promissory notes issued in connection with the 1993 purchase of ACI. These notes were repaid in connection with the refinancing discussed above.

As a result of a March 1995 amendment to its revolving line of credit, the Company recorded an extraordinary loss of $4.6 million for the write-off of deferred financing costs, before the income tax benefit of approximately $1.7 million.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED AFFILIATE:

During February, 1995, the Company sold its prepaid calling card business to Global Link Teleco Corporation ("Global Link") for approximately $6.3 million. The Company received $1 million in cash, a $5.3 million promissory note due February 1998, bearing interest at 8.5%, payable quarterly, and shares of common stock of Global Link. For financial accounting purposes, the net gain of approximately $3.4 million will be deferred until cash is received.

As a result of the February 1995 transaction, and because of a drafting error discovered in May 1995 that did not reflect the intentions of the parties, the Company's interest in the outstanding common stock of Global Link was 28.8% instead of the intended 19.99%. To correct this error, the Company has agreed with Global Link to reduce its share ownership to the intended 19.99% level.

The Company's investment in Global Link is accounted for using the equity method. The Company's share of the results of operations of Global Link from the divestiture date through June 30, 1995 are included in "Other" in the Statements of Operations. The 1994 results of operations of the prepaid calling card business have been segregated and reported as a separate component of income from continuing operations.

The Company's investment in Global Link represents $6.6 million of outstanding notes receivable less the $3.4 million deferred gain on the February 1995 transaction and $0.1 million representing the Company's share of Global Link's first and second quarter 1995 operating results.

NOTE 5 - INCOME TAXES:

At June 30, 1995, the Company recorded a valuation allowance of approximately $0.8 million against deferred tax assets generated during the quarter ended June 30, 1995. A valuation allowance was provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

NOTE 6- DISCONTINUED OPERATIONS:

In 1994, in connection with the planned divestiture of the inmate telephone and cellular telephone operations, the Company recorded a provision for the estimated impairment of asset values and losses through the anticipated divestiture date, net of income taxes, of $2.5 million and $4.8 million, respectively. The cellular telephone operations provision is net of an estimated gain on disposition of approximately $1.1 million and includes a valuation allowance of approximately $3.4 million against deferred tax assets that may not be realized upon the disposition of the cellular telephone operations. This provision included approximately $(0.1) million and $(2.0) million for the estimated operating income (losses) of the inmate telephone and cellular telephone operations, respectively, for the six months ended June 30, 1995.

The following combining tables set forth the results of operations of the inmate telephone and cellular telephone operations (in thousands):

                                                          THREE MONTHS ENDED JUNE 30,
                                                                    1995
                                                    --------------------------------------
                                                                     PTC
                                                    INMATE      CELLULAR, INC.      TOTAL
                                                    ------      --------------     -------
Revenues ...................................        $7,307         $ 2,158         $ 9,465
                                                    ------         -------         -------

Loss from  operations before income taxes...          (164)         (1,071)           (235)
Benefit from income taxes ..................            62             -                62
                                                    ------         -------         -------
Net loss ...................................        $ (102)        $(1,071)        $(1,173)
                                                    ======         =======         =======

                                                                              1994
                                                            ---------------------------------------
                                                                              PTC
                                                             INMATE      CELLULAR, INC.      TOTAL
                                                            -------      --------------     -------
Revenues ..............................................     $10,904         $ 2,982         $13,886
                                                            -------         -------         -------
Income (loss) from  operations before income taxes ....         476          (1,451)           (975)
(Provision for) benefit from income taxes .............        (105)            545            (440)
                                                            -------         -------         -------
Net income (loss) .....................................     $   371         $  (906)        $  (535)
                                                            =======         =======         =======

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                              1995
                                                            ---------------------------------------
                                                                               PTC
                                                             INMATE      CELLULAR, INC.      TOTAL
                                                            -------      --------------     -------
Revenues ..............................................     $15,413         $ 4,662         $20,075
                                                            -------         -------         -------

Loss from  operations before income taxes .............         (85)         (2,232)         (2,317)
Benefit from income taxes .............................          32            -                 32
Net loss ..............................................     $   (53)        $(2,232)        $ 2,285
                                                            =======         =======         =======

                                                                              1994
                                                            ---------------------------------------
                                                                              PTC
                                                             INMATE      CELLULAR, INC.      TOTAL
                                                            -------      --------------     -------
Revenues ..............................................     $21,284         $ 5,812         $27,096
                                                            -------         -------         -------

Income (loss) from  operations before income taxes ....         676          (3,327)         (2,651)
(Provision for) benefit from income taxes .............        (180)          1,249           1,069
                                                            -------         -------         -------
Net income (loss) .....................................     $   496         $(2,078)        $(1,582)
                                                            =======         =======         =======

NOTE 7 - SUBSEQUENT EVENTS:

During July 1995, the Company completed the sale of $100 million of Senior Notes due 2002 (the "Senior Notes") and the issuance of 150,000 shares of Series C Cumulative Convertible Preferred Stock (the "Preferred Stock") for $15 million. The net proceeds of approximately $109.5 million from the Senior Notes and the Preferred Stock were used to repay the outstanding balance due under the Company's revolving line of credit and certain other notes payable (see Note 3).

The Senior Notes bear interest at 12 1/4% per annum, payable semiannually beginning January 15, 1996. The Senior Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, on or after July 15, 2000 at pre-established redemption prices together with accrued and unpaid interest to the redemption date.

The Preferred Stock cumulates dividends at an annual rate of 7%, which is payable in cash or, at the Company's option during the first three years, will cumulate. The Preferred Stock is immediately convertible into shares of Common Stock of the Company at an initial conversion price of $5.25 per share and is mandatorily redeemable by the Company 10 years after issuance. Pursuant to the terms of the Preferred Stock, the holders are entitled to elect two of the six members of the Company's Board of Directors. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 275,000 shares of Common Stock of the Company to a third party who assisted with the transaction. The initial exercise price of the warrants is $5.25 per share.

Simultaneously with the sale of the Senior Notes and issuance of the Preferred Stock, the Company executed the Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Creditanstalt Bankverein (the "Bank"). The Loan Agreement provides for a new $40 million credit facility bearing interest at rates ranging from the Bank's prime rate plus 1 1/2% to LIBOR plus 3%. All outstanding principal balances are due in full April 30, 1999 and interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily unused balance of the credit facility under the Loan Agreement. The Loan Agreement is secured by substantially all of the Company's assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain net worth and cash flow levels and places certain restrictions on the payment of dividends.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

During July 1995, the Company reached an agreement in principle for the settlement (the "Proposed Settlement") of a lawsuit seeking class action certification, brought by two shareholders against the Company and certain of its officers and directors in the United States District Court, Southern District of Florida, alleging the violation of certain federal securities laws. The Company's share of the Proposed Settlement of approximately $0.9 million has been recorded in the accompanying Statements of Operations. The Proposed Settlement is subject to approval by the District Court.

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                 ------------------------
                                                                   1995            1994
                                                                 --------        --------
Loss from continuing operations .............................    $(2,075)        $(1,300)
Loss from discontinued operations ...........................       -               (624)
                                                                 -------         -------
Net loss ....................................................    $(2,075)        $(1,924)
                                                                 =======         =======

Number of shares:
Weighted average shares used in the per share computation ...     15,869          15,786
                                                                 =======         =======
Earnings (loss) per common and common equivalent share:
Loss from continuing operations .............................    $  (.13)        $  (.08)
Loss from discontinued operations ...........................       -               (.04)
                                                                 -------         -------
Net loss ....................................................    $  (.13)        $  (.12)
                                                                 =======         =======

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 ------------------------
                                                                   1995            1994
                                                                 --------        --------

Loss from continuing operations .............................    $(2,436)        $(2,303)
Loss from discontinued operations ...........................       -             (1,678)
Extraordinary loss from extinguishment of debt, net .........     (2,894)           -
                                                                 -------         -------
Net loss ....................................................    $(5,330)        $(3,981)
                                                                 =======         =======
Number of shares:
Weighted average shares used in the per share computation ...     15,850          15,798
                                                                 =======         =======
Earnings (loss) per common and common equivalent share:
Loss from continuing operations .............................    $  (.16)        $  (.15)
Loss from discontinued operations ...........................       -               (.10)
Extraordinary loss from extinguishment of debt, net .........       (.18)           -
                                                                 -------         -------
Net loss ....................................................    $  (.34)        $  (.25)
                                                                 =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis compares the quarter ended June 30, 1995 to the quarter ended June 30, 1994 and the six months ended June 30, 1995 to the six months ended June 30, 1994, and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with Management's Discussion and Analysis appearing in the Company's Form 10-K/A No. 2 for the year ended December 31, 1994. The financial results discussed below relate to continuing operations which primarily consist of the public pay telephone business.

REVENUES

        The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 67.3% and 69.6% of total revenues from continuing operations for the quarters ended June 30, 1995 and 1994 and 68.3% and 70.3% for the six months ended June 30, 1995 and 1994, respectively. Coin revenue increased 3.8% to $19.9 million during the quarter ended June 30, 1995 and 5.2% to $38.9 million for the six months ended June 30, 1995 compared to the same periods in 1994. This revenue growth was primarily attributable to growth in the Company's installed base of public pay telephones. The Company's average installed public pay telephone base was approximately 40,000 for the six months ended June 30, 1995, compared to an average of approximately 37,000 for the same period in 1994. The decline in coin revenues per telephone was primarily attributable to the addition of telephones between periods having a lower average coin revenue per telephone than did the Company's installed base during 1994. The Company believes that the number of coin calls made at its public pay telephones may decrease over time. The Company believes, that among other things, this decrease will be primarily attributable to more public pay telephones in closer proximity to the Company's telephones, alternative methods of calling such as wireless technologies and increased usage of prepaid calling cards.

        Non-coin revenue represented approximately 32.7% and 28.9% of total revenues from continuing operations for the quarters ended June 30, 1995 and 1994 and 31.5% and 28.4% for the six months ended June 30, 1995 and 1994, respectively. Non-coin revenue is derived from calling card calls, credit card calls, collect calls and third party billed calls. For the quarter ended June 30, 1995, revenues from non-coin calls increased 21.4% to approximately $9.7 million, compared to the quarter ended June 30, 1994. Non-coin revenue increased 20.1% to approximately $17.9 million for the six months ended June 30, 1995 as compared to the same period in 1994. These increases were primarily attributable to the increase in the Company's installed base of public pay telephones described above and an increase in the number of calls placed through third party operator service providers. During the second quarter of 1995 the Company signed a contract with AT&T to act as its primary third-party operator service provider. Prior to the execution of this agreement, non-coin calls were routed through the Company's private label operator service program. In addition, non-coin revenue for the second quarter of 1995 includes approximately $0.5 million for the collection of previous underpayments of compensation.

        The Company records the total amount the end user pays for the call (net of taxes) as revenue when the call is completed through the Company's private label operator service. In contrast, the Company records as revenue the amount it receives from the third-party operator service provider which represents a negotiated percentage of the total amount the caller pays for the call. The Company uses its private label operator service or a third party operator service provider based on which service the Company believed netted it the highest gross margin from the call.

OPERATING EXPENSES

        Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges to LECs which include costs of basic service and transport of local coin calls, long distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to Property Owners for revenues generated by public pay telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones, and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipts and certain other taxes, corporate travel and entertainment, and various other expenses. Total operating expenses were approximately 81.1% and 89.2% of total revenues from continuing operations for the quarters ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995, total operating expenses were 80.3% of total revenues as compared to 86.1% for the same period in 1994.

        Telephone charges decreased as a percentage of total revenues from continuing operations to 32.3% for the quarter ended June 30, 1995, compared to 36.5% for the same period in 1994. The decrease in telephone charges is due to a decline in the number of calls placed through the Company's private label operator system which is partially offset by an increase in telephone charges as a result of an increase in the Company's installed public pay telephone base. The Company pays the costs incurred to transmit, bill, collect and validate the call when the call is completed through its private label operator services. In contrast, the Company incurs no such cost when a third party operator service provider completes the call. For the six months ended June 30, 1995 and 1994, telephone charges were 31.6% and 34.8% of revenues, respectively. Telephone charges for the six months ended June 30, 1995 include a reduction of interexchange carrier expenses related to a settlement with a service provider for certain billing errors and underpayment of operator service revenue of approximately $1.3 million. Telephone charges for the six months ended June 30, 1994 included one-time income adjustments of approximately $0.6 million for a contract signing bonus and volume discounts credited to the Company by certain of its service providers.

        Commissions as a percentage of total revenues from continuing operations were approximately 23.4% and 20.3% for the quarters ended June 30, 1995 and 1994, respectively. For year to date 1995, commissions were 23.2% of revenues from continuing operations versus 19.9% for the same period in 1994. The increase in commissions as a percentage of revenues was primarily attributable to higher commission rates paid in connection with the recently obtained Atlanta Hartsfield International Airport account.

        Field service and collection expenses as a percentage of total revenues from continuing operations were 17.1% and 18.4% for the second quarter of 1995 and 1994, respectively. For the six months ended June 30, 1995, field service and collection expenses were 17.0% compared with 19.0% for the same period in 1994. The decrease in these expenses was primarily attributable to the Company's efforts to reduce operating expenses which were commenced in June
1994 and included the downsizing of the Company's field personnel. Selling, general and administrative expenses decreased to 8.4% of total revenues from continuing operations in the second quarter 1995 versus 14.0% for the second quarter 1994. For the six moths ended June 30, 1995, selling, general and administrative expenses were 8.5% of revenue versus 12.4% for the same period in 1994. The decrease in selling, general and administrative expenses was primarily attributable to the cost reduction plan and reengineering efforts commenced by the Company in June 1994.

DEPRECIATION AND AMORTIZATION

        Depreciation is based on the cost of the telephones, booths, pedestals, and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life. Amortization is primarily based on acquisition costs including location contracts, goodwill and non-competition provisions and is calculated on a straight-line method using estimated useful lives ranging from five to 20 years. Depreciation and amortization increased to $4.8 million for the quarter ended June 30, 1995, compared to $4.4 million for the same period in 1994. For the six months ended June 30, 1995 and 1994, depreciation and amortization were $9.5 million and $8.5 million, respectively. The increase in depreciation and amortization is primarily attributable to increases in the number of installed public pay telephones that resulted from acquisitions during 1994.

INTEREST EXPENSE

        In the second quarter of 1995, interest expense increased 38.8% to $1.8 million as compared to the same quarter in 1994. This increase was primarily attributable to increased bank borrowings under the Company's revolving line of credit of $100 million at June 30, 1995 compared to $97.2 million at June 30, 1994. In addition, the Company experienced higher interest rates under its revolving line of credit during the second quarter of 1995 as a result of the March 22, 1995 amendment to the Company's credit agreement and overall increases in market interest rates.

OTHER

        Other expenses were approximately $1.1 million for the year to date which includes approximately $0.9 million recorded for the proposed settlement of the shareholders' lawsuit (see Note 8 to the accompanying consolidated financial statements) as well as approximately $0.2 of losses for the Company's equity interest in an unconsolidated affiliate. No such expenses were incurred in 1994.

PROVISION FOR INCOME TAXES

        The Company recorded a valuation allowance of approximately $0.8 million for tax assets generated during the second quarter of 1995. For the six months ended June 30, 1995, the tax benefit from continuing operations was approximately $0.2 million as compared to $1.1 million for the same period in the prior year. This decrease is due primarily to the valuation allowance established by the Company during the second quarter of 1995.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

        The Company had a net loss from continuing operations of approximately $2.1 million and $2.4 million for the three months and six months ended June 30, 1995, respectively, compared to a net loss from continuing operations of approximately $1.4 million and $2.4 million for the same periods in 1994.

EXTRAORDINARY ITEM

        The Company had an extraordinary loss from the write-off of deferred financing costs associated with the early extinguishment of debt of approximately $4.6 million, before the related income tax benefit of $1.7 million, which is included in the financial results of the Company for the six months ended June 30, 1995.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

        EBITDA is not presented as an alternative to operating results or cash flow from operations as determined by Generally Accepted Accounting Principles
(GAAP), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBITDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

        EBITDA from continuing operations increased by approximately $0.9 million to $4.5 million for the quarter ended June 30, 1995, compared to the same period in 1994. EBITDA for the six months ended June 30, 1995 was approximately $10.2 million as compared to $7.3 million for the same period in 1994. This increase was primarily attributable to the growth in the Company's installed base of public pay telephones and the decrease in telephone charges as a percentage of revenue as a result of the settlement with a service provider mentioned above, which was partially offset by the increase in commission expense noted above.

LIQUIDITY AND CAPITAL RESOURCES

        During the second quarter of 1995, the Company financed its operations primarily from operating cash flow. For the quarter ended June 30, 1995, the Company's operating cash flow was $5.7 million compared to $(5.1) million for the same period in 1994.

        The Company's working capital was approximately $28.5 million, with a current ratio of 1.99 to 1, at June 30, 1995. This is compared to working capital of $16.4 million and a current ratio of 1.38 to 1 at December 31, 1994. The increase in the Company's working capital and current ratio was primarily attributable to approximately $12 million of debt repayments which, as of June 30, 1995 were reclassified as long-term obligations due to the Company's refinancing transaction as discussed below.

        In an effort to extend its debt maturities to reflect the long-term nature of its assets and to provide increased operational and financial flexibility to take advantage of growth opportunities in its core public pay telephone business, the Company completed a private placement of $100 million in Senior Notes due 2002 (the "Senior Notes") and $15 million of Cumulative Convertible Preferred Stock (the "Preferred Stock") in July 1995. In addition to the above transactions the Company entered into a new $40 million revolving credit facility. Proceeds from the sale of the Senior Notes together with the proceeds from the sale of the Preferred Stock were used to repay the existing credit facility and various other obligations of the Company. Upon completion of the refinancing, the Company had $40 million undrawn and available under the new credit facility.

DISCONTINUED OPERATIONS

        During December 1994, in an effort to return its focus to its core public pay telephone business, the Company's Board of Directors approved the divestiture of its inmate telephone and cellular telephone rental operations.

        The Company is in the process of divesting the remaining business segments and has recorded provisions for the estimated impairment of asset values and losses from January 1, 1994 through the estimated divestiture date for its inmate telephone and cellular telephone rental operations in the December 31, 1994 financial statements. (See Note 6 to the accompanying consolidated financial statements).

PART II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Reference is made to Item 3 - Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended. During July 1995, the Company and the directors and officers of the Company named as defendants in a class action lawsuit brought by two shareholders in the United States District Court, Southern District of Florida, reached an agreement in principle for the settlement of the lawsuit (the "Proposed Settlement"). Pursuant to the Proposed Settlement, the Company will pay approximately $925,00 and the balance of the Proposed Settlement will be paid by the carrier providing directors' and officers' liability insurance to the Company. The Proposed Settlement is subject to approval by the District Court.

Item 2.    CHANGES IN SECURITIES

           Information regarding the issuance of the Senior Notes and the Preferred Stock and the execution of the Loan Agreement is incorporated herein by reference to Exhibit 99 to this Report on Form 10-Q.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

EXHIBIT    DESCRIPTION
-------    -----------
   4.1 Amended and Restated Certificate of Incorporation adopted on November 30, 1987 (incorporated herein by reference to the Company's Registration Statement on Form 10, File No. 0-16479 (the "Form 10").

   4.2 Amendments to Certificate of Incorporation adopted on March 8, 1990 and March 15, 1990, respectively (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989) (File No. 0-16479).

   4.3 Amendment to Certificate of Incorporation adopted on June 29, 1990 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-16479)).

   4.4 Amendment to Certificate of Incorporation filed on July 18, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995 (File No. 0-16479)).

   4.5 Restated Bylaws adopted on November 30, 1987 (incorporated herein by reference to the Form 10).

   4.6 Fourth Amended and Restated Loan and Security Agreement dated as of July 19, 1995 by and among the Company, the lenders named therein and Creditanstalt-Bankverein (incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995 (File No. 0-16479)).

   4.7 Letter Agreement, dated July 3, 1995, between the Company and Creditanstalt American Corporation, with respect to the amendment of the Second Amended and Restated Warrant Agreement dated February 17, 1994 (incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995 (File No. 0-16479)).

   4.8 Indenture, dated as of July 15, 1995, between the Company and First Union National Bank of North Carolina (incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995 (File No. 0-16479)).

   4.9 Registration Rights Agreement, dated July 19, 1995, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995 (File No. 0-16479)).

   4.10 Letter Agreement, dated July 18, 1995, among the Company, UBS Capital Corporation, UBS Partners, Inc. and Appian Capital Partners, L.L.C., amending the Securities Purchase Agreement, dated as of July 3, 1995 among the Company, UBS Capital Corporation and Appian Capital Partners, L.L.C. (incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995 (File No. 0-16479)).

   4.11 Form of Stock Purchase Warrant issued on July 19, 1995 to Appian Capital Partners, L.L.C. (incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995 (File No. 0-16479)).

   4.12 Form of Contingent Stock Purchase Warrant issued on July 19, 1995 to UBS Partners, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995 (File No. 0-16479)).

   4.13 Registration Rights Agreement dated as of July 19, 1995 between the Company and UBS Partners, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995 (File No. 0-16479)).

   4.14 Securities Purchase Agreement between UBS Capital Corporation, Appian Capital Partners, L.L.C. and the Company, and Exhibits A through F (incorporated by reference to the Company's Current Report on Form 8-K dated July 3, 1995 (File No. 0-16479)).

   4.15 Form of Second Amended and Restated Warrant Agreement dated as of February 17, 1994 between the Company and Creditanstalt American Corporation (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-16479)).

   10 Exchange Agreement, dated as of May 3, 1995, by and between the Company and Creditanstalt Corporate Finance, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 1995 (File No. 0-16479)).

   27      Financial Data Schedule

   99 Information regarding the issuance of certain securities of the Company.

(b)   Reports on Form 8-K:

      (1) Current Report on Form 8-K dated May 10, 1995, relating to Item 5 - Other Events.

      (2) Current Report on Form 8-K dated June 19, 1995 relating to Item 5 - Other Events.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PEOPLES TELEPHONE COMPANY, INC.
                                              -------------------------------
                                              REGISTRANT


Date: August 14, 1995                         /S/ BONNIE S. BIUMI
                                              -------------------------------
                                              Bonnie S. Biumi
                                              Chief Financial Officer