Form 10-Q
period 1995-09-30
PEOPLES TELEPHONE COMPANY INC
filed 1995-11-14
CIK 819694

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 1995

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                         Commission File Number: 0-16479

                         PEOPLES TELEPHONE COMPANY, INC.
                         -------------------------------
             (Exact Name of registrant as specified in its charter)

                  NEW YORK                                       13-2626435
                  --------                                       ----------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                             I.D. No.)

                 2300 NORTHWEST 89TH PLACE, MIAMI, FLORIDA 33172
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 593-9667
                                 --------------
              (Registrant's telephone number, including area code)

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, outstanding at November 10, 1995: 15,883,000 shares.

Part I.   FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                         PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                           ASSETS                                                        1995               1994
                                                                                                     -------------      ------------
                                                                                                      (UNAUDITED)        (RESTATED)
Current assets
  Cash and cash equivalents.................................................................          $   9,107           $   7,663
  Accounts receivable, net of allowance for doubtful accounts of
   $4,912 and $6,035 .......................................................................             10,649              17,682
  Inventory ................................................................................              3,209               2,994
  Prepaid expenses  and other current assets ...............................................              3,496               3,411
  Net assets of prepaid calling card and international telephone
     center business .......................................................................               --                 2,595
  Net assets of discontinued operations ....................................................              2,300               6,809
                                                                                                      ---------           ---------
     Total current assets ..................................................................             28,761              41,154
Property and equipment, net ................................................................             82,183              87,757
Location contracts, net ....................................................................             32,324              35,040
Goodwill, net ..............................................................................              8,437               9,303
Intangible assets, net .....................................................................              3,249               3,994
Other assets, net ..........................................................................              9,354              11,890
Deferred income taxes ......................................................................              3,407               1,453
Investment in unconsolidated affiliate .....................................................              3,940                --
                                                                                                      ---------           ---------
     Total assets ..........................................................................          $ 171,655           $ 190,591
                                                                                                      =========           =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable and current maturities of long-term debt....................................          $     455           $  14,851
  Current portion of obligations under capital leases ......................................              1,142               2,173
  Accounts payable and accrued expenses ....................................................             24,544              22,799
  Accrued interest payable .................................................................              2,645               1,061
  Income and other taxes payable ...........................................................              2,277               2,691
                                                                                                      ---------           ---------
     Total current liabilities .............................................................             31,063              43,575
Notes payable and long-term debt ...........................................................            103,047              95,993
Obligations under capital leases ...........................................................              1,971               2,308
                                                                                                      ---------           ---------
     Total liabilities .....................................................................            136,081             141,876
                                                                                                      ---------           ---------
Commitments and contingencies ..............................................................               --                  --
Preferred Stock:
  Mandatory redeemable preferred stock, $.01 par value,
   5,000,000 shares ........................................................................             14,546                --
  Preferred stock dividends payable ........................................................                210                --
                                                                                                      ---------           ---------
     Total preferred stock .................................................................             14,756                --
                                                                                                      ---------           ---------
Shareholders' equity:
  Preferred stock; $.01 par value; 4,300 shares authorized;
    none issued and outstanding ............................................................               --                  --
  Convertible preferred stock; Series B, $.01 par value; 600 shares
    authorized; none issued and outstanding ................................................               --                  --
  Common stock; $.01 par value; 25,000 shares authorized;
    15,883 and 15,789 shares issued and outstanding ........................................                159                 158
  Capital in excess of par value ...........................................................             57,598              58,143
  Accumulated deficit ......................................................................            (36,939)             (9,586)
                                                                                                      ---------           ---------
     Total shareholders' equity ............................................................             20,818              48,715
                                                                                                      ---------           ---------
     Total liabilities and shareholders' equity ...........................................           $ 171,655           $ 190,591
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

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                      1995                1994
                                                                                    --------            --------
Revenues
  Coin calls ............................................................           $ 19,923            $ 21,419
  Non-coin calls ........................................................             13,560              19,988
  Gain on sale of asset .................................................               --                   501
  Service and other .....................................................               --                   489
                                                                                    --------            --------
     Total revenues .....................................................             33,483              42,397

Costs and expenses
  Telephone charges .....................................................             12,037              16,675
  Commissions ...........................................................              9,066               8,751
  Field service and collection ..........................................              6,530               5,552
  Selling, general and administrative ...................................              3,066               3,526
  Depreciation and amortization .........................................              5,796               5,566
  Interest ..............................................................              3,067               1,841
  Provision for impairment of assets ....................................              4,350                --
  Loss from operations of prepaid calling card and
    international telephone centers .....................................               --                   816
  Loss on disposal of prepaid calling card and
    international telephone centers .....................................                566                --
  Litigation settlement expense .........................................               --                  --
  Other .................................................................                101                --
                                                                                    --------            --------
     Total costs and expenses ...........................................             44,579              42,727

Loss from continuing operations before income taxes .....................            (11,096)               (330)
Benefit from income taxes ...............................................              1,500                 117
                                                                                    --------            --------
Loss from continuing operations .........................................             (9,596)               (213)
                                                                                    --------            --------
Discontinued operations
  Loss from operations, net of tax benefit of $367 ......................               --                  (668)
  Loss on disposition ...................................................            (12,100)               --
                                                                                    --------            --------
  Loss from discontinued operations .....................................            (12,100)               (668)
  Extraordinary loss from extinguishment of debt, net ...................               (121)                --
                                                                                    --------            --------
    Net loss ............................................................           $(21,817)           $   (881)
                                                                                    ========            ========
Earnings (loss) per common share
 Loss from continuing operations ........................................           $   (.60)           $   (.02)
 Loss from discontinued operations ......................................               (.76)               (.04)
 Extraordinary loss from extinguishment of debt, net ....................               (.01)               --
                                                                                    --------            --------
    Net loss ............................................................           $  (1.37)           $   (.06)
                                                                                    ========            ========
Weighted average common and common equivalent shares
 outstanding ............................................................             15,883              15,798
                                                                                    ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                      1995                1994
                                                                                   ---------           ---------
Revenues
  Coin calls ............................................................          $  58,855           $  58,417
  Non-coin calls ........................................................             46,897              56,192
  Gain on sale of assets ................................................               --                   501
  Service and other ......................................................               122               1,200
                                                                                   ---------           ---------
     Total revenues .....................................................            105,874             116,310

Costs and expenses
  Telephone charges .....................................................             37,554              47,207
  Commissions ...........................................................             26,264              23,743
  Field service and collection ..........................................             17,319              16,603
  Selling, general and administrative ...................................              8,455              10,647
  Depreciation and amortization .........................................             16,888              15,623
  Interest ..............................................................              7,119               4,791
  Provision for impairment of inmate assets .............................              4,350
  Loss from operations of prepaid calling card and
    international telephone centers .....................................               --                   884
  Loss on disposal of prepaid calling card and
    international telephone centers .....................................                566                --
  Litigation settlement expense .........................................                925                --
  Other .................................................................                237                --
                                                                                   ---------           ---------
     Total costs and expenses ...........................................            119,677             119,498
Loss from continuing operations before income taxes .....................            (13,803)             (3,188)
Benefit from income taxes ...............................................              1,737               1,128
                                                                                   ---------           ---------
Loss from continuing operations .........................................            (12,066)             (2,060)
                                                                                   ---------           ---------
Discontinued operations
  Loss from operations, net of tax benefit of $1,561 ....................               --                (2,802)
  Loss on disposition ...................................................            (12,066)               --
                                                                                   ---------           ---------
Loss from discontinued operations .......................................            (12,066)             (2,802)
Extraordinary loss from extinguishment of debt, net .....................             (3,015)               --
                                                                                   ---------           ---------
     Net loss ...........................................................          $  27,147           $  (4,862)
                                                                                   =========           =========
Earnings (loss) per common share
 Loss from continuing operations ........................................          $    (.76)          $    (.13)
 Loss from discontinued operations ......................................               (.76)               (.18)
 Extraordinary loss from extinguishment of debt, net ....................               (.19)               --
                                                                                   ---------           ---------
     Net loss ...........................................................          $   (1.71)          $    (.31)
                                                                                   =========           =========
Weighted average common and common equivalent shares
 outstanding ............................................................             15,861              15,733
                                                                                   =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                            NINE MONTHS ENDED,
                                                                                                               SEPTEMBER 30,
                                                                                                     -------------------------------
                                                                                                       1995                  1994
                                                                                                     --------             ----------
                                                                                                                          (RESTATED)
Cash flow from operating activities:
  Net loss .............................................................................             $(27,147)             $ (4,862)
  Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization ....................................................               16,888                15,623
      Deferred income taxes ............................................................               (1,954)               (2,774)
      Extraordinary loss from extinguishment of debt ...................................                4,752                  --
      Loss (gain) on sale of assets ....................................................               15,516                (2,532)
      Change in assets and liabilities:
           Decrease (increase) in accounts receivable ..................................                5,967                (4,081)
           Increase in inventory .......................................................                 (215)                 (985)
           (Increase) decrease in prepaid expenses and
              other current assets .....................................................                  (85)                1,279
           Decrease (increase) in other assets .........................................                2,158                (2,315)
           Increase in investment in unconsolidated affiliate ..........................               (3,940)                 --
           Increase (decrease) in accounts payable and
              accrued expenses .........................................................               (4,651)               (4,696)
           (Decrease) increase in accrued interest .....................................                1,584                   405
           (Decrease) increase in taxes payable ........................................                 (414)                1,003
           Net effect of discontinued operations .......................................                 --                   1,835
                                                                                                     --------              --------
Net cash provided by (used in) operating activities ....................................                8,459                (2,100)

Cash flow from investing activities:
    Payments for acquisitions and certain contracts ....................................               (1,282)              (16,320)
    Property and equipment additions ...................................................               (5,920)              (13,112)
    Proceeds from sale of assets .......................................................                1,000                 4,450
    Investments in joint ventures ......................................................                 --                  (1,950)
                                                                                                     --------              --------
Net cash used in investing activities ..................................................               (6,202)              (26,932)

Cash flow from financing activities:
    Net borrowings under note payable to bank ..........................................               (8,944)               31,441
    Debt and preferred stock issuance costs ............................................               (5,527)               (1,318)
    Principal payments under capital lease obligations .................................               (1,366)                 (456)
    Proceeds of preferred stock issuance ...............................................               15,100                  --
    Exercise of stock options and warrants .............................................                  201                 1,221
    Officer loans ......................................................................                 (277)                 --
                                                                                                     --------              --------
Net cash (used in) provided by financing activities ....................................                 (813)               30,888

Net (decrease) increase in cash and cash equivalents ...................................                1,444                 1,856
Cash and cash equivalents at beginning of period .......................................                7,663                 4,529
                                                                                                     --------              --------
Cash and cash equivalents at end of period .............................................             $  9,107              $  6,385
                                                                                                     ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                                   (UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION:

The accompanying interim consolidated financial data are unaudited; however, in the opinion of management, the interim data include all adjustments necessary for a fair presentation of the results for the interim periods. The nine months ended September 30, 1994 included adjustments of $5.5 million, for, among other things, amounts incurred for settling disputes and claims and bad debt reserves.

The results of operations for the three months and the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

The interim unaudited consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements and notes thereto for the year ended December 31, 1994 as set forth in the Company's Form 10-K/A No. 2 for such year.

NOTE 2 - CHANGES IN BUSINESS

On October 9, 1995, the Company sold a portion of its inmate telephone operations for approximately $2.4 million subject to certain regulatory consents and other conditions. The net loss on sale of approximately $350,000 has been recorded at September 30, 1995 and is included in the provision for asset impairment in the accompanying statement of operations.

During the third quarter of 1995, the Company decided to retain the remaining portion of its inmate telephone operations. This decision is a result of the Company's belief that the remaining operations can contribute to the cash flow and operating results of the Company. The accompanying consolidated statements of operations and of cash flows for the three months and nine months ended September 30, 1995 have been reclassified to present the inmate telephone operations as part of continuing operations.

The Company's 1994 results included approximately $4.0 million for the anticipated loss on disposal and $0.1 million for the anticipated losses from January 1, 1995 through disposition of the inmate telephone operations. The inmate division's actual operating losses for the period it was accounted for, as a discontinued operation, were $0.1 million. The $4.0 million accrual for the loss on disposal has been reversed in discontinued operations and recorded as an impairment of assets in continuing operations in the accompanying consolidated statements of operations for the three months ended September 30, 1995.

For the three months and nine months ended September 30, 1995, the inmate telephone operations had revenues of approximately $5.8 million and $21.3 million, respectively, and operating losses before income taxes (including the $4.0 million asset impairment) of $4.8 million. At September 30, 1995, total assets and liabilities of the inmate telephone operations were approximately $38.7 million and $33.6 million, respectively.

NOTE 3 - PREPAID CALLING CARD AND INTERNATIONAL TELEPHONE CENTERS

On September 28, 1995, the Company sold its international telephone center operations for $2 million. The Company received $0.5 million in cash and a $1.5 million promissory note. The note is payable in six installments of $250,000, due every four months beginning in January 1996. The note bears interest at 8% per annum. For financial accounting purposes, the gain of $2 million will be recognized as the cash is received. Accordingly, $0.5 million has been included in Loss on disposal of prepaid calling card and international telephone centers in the accompanying consolidated statements of operations.

Under the terms of the Company's sale agreement with Global Link Teleco Corporation ("Global Link"), Global Link, on behalf of the Company, was responsible for the collection of receivables which arose prior to the sale of the Company's prepaid calling card business. As a result of Global Link's unsuccessful attempt to collect approximately $1.1 million of such receivables, the Company has included the write off of these amounts in the Loss on disposal of prepaid calling card and international telephone centers for the three months ended September 30, 1995.

NOTE 4 - EARNINGS PER SHARE:

The treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. For 1995 and 1994, common stock equivalents were excluded since the effect would be anti-dilutive. Therefore, fully diluted earnings per share is not presented.

See earnings (loss) per common share calculation as summarized on page 10.

NOTE 5 - LONG-TERM DEBT:

During July 1995, the Company completed the sale of $100 million of Senior Notes due 2002 (the "Senior Notes") and the issuance of 150,000 shares of Series C Cumulative Convertible Preferred Stock (the "Preferred Stock") for $15 million. The net proceeds of approximately $109.5 million from the Senior Notes and the Preferred Stock were used to repay the outstanding balance due under the Company's revolving line of credit and certain other notes payable of approximately $105.1 million, in the aggregate.

The Senior Notes bear interest at 12 1/4% per annum, payable semiannually beginning January 15, 1996. The Senior Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, on or after July 15, 2000, at pre-established redemption prices together with accrued and unpaid interest to the redemption date.

Simultaneously with the sale of the Senior Notes and issuance of the Preferred Stock, the Company executed the Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Creditanstalt Bankverein (the "Bank"). The Loan Agreement provides for a new $40 million credit facility bearing interest at rates ranging from the Bank's prime rate plus 1 1/2% to LIBOR plus 3%. All outstanding principal balances are due in full on April 30, 1999, and interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily unused balance of the credit facility under the Loan Agreement. The Loan Agreement is secured by substantially all of the Company's assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain net worth and cash flow levels and places certain restrictions on the payment of dividends.

At September 30, 1995, the Company was not in compliance with certain financial covenants contained in the Loan Agreement. The Company's lender has agreed to waive the covenant compliance for the three-months ended September 30, 1995 and is presently negotiating with the Company to modify future covenant levels. The lender is also amending the Loan Agreement to limit availability of borrowings based upon achieved levels of cash flow. At September 30, 1995, the Company had no amounts borrowed and $10 million available under this facility.

As a result of the March 1995 and July 1995 amendments to its revolving line of credit, the Company recorded extraordinary losses of $4.7 million for the writeoff of deferred financing costs, before the income tax benefit of approximately $1.7 million.

NOTE 6 - PREFERRED STOCK:

The Preferred Stock cumulates dividends at an annual rate of 7%, which are payable in cash or, at the Company's option during the first three years, will cumulate. The Preferred Stock is immediately convertible into shares of Common Stock of the Company at an initial conversion price of $5.25 per share and is mandatorily redeemable by the Company 10 years after issuance. Pursuant to the terms of the Preferred Stock, the holders are entitled to elect two of the six members of the Company's Board of Directors. In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 275,000 shares of Common Stock of the Company to a third party who assisted with the transaction. The initial exercise price of the warrants is $5.25 per share (see Note 5).

NOTE 7 - INVESTMENTS IN UNCONSOLIDATED AFFILIATE:

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

As a result of the February 1995 transaction and because of a drafting error discovered in May 1995 that did not reflect the intentions of the parties, the Company's interest in the outstanding common stock of Global Link was 28.8% instead of the intended 19.99%. To correct this error, the Company reduced its share ownership to the intended 19.99% level.

The Company's investment in Global Link is accounted for using the equity method. The Company's share of the results of operations of Global Link from the divestiture date through September 30, 1995 are included in "Other" in the Statements of Operations. The 1994 results of operations of the prepaid calling card business have been segregated and reported as a separate component of income from continuing operations.

The Company's investment in Global Link represents $6.6 million of outstanding notes receivables and $0.9 million of other receivables less the $3.4 million deferred gain on the February 1995 transaction and $0.2 million representing the Company's share of Global Link's 1995 year to date operating results (see Note
3).

NOTE 8 - INCOME TAXES:

At September 30, 1995, the Company recorded valuation allowances of approximately $8.8 million and $9.6 million against deferred tax assets generated during the three months and nine months ended September 30, 1995, respectively. A valuation allowance was provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

NOTE 9 - DISCONTINUED OPERATIONS:

In 1994, in connection with the planned divestiture of the cellular telephone operations, the Company recorded a provision for the estimated impairment of asset values and losses through the anticipated divestiture date of approximately $4.8 million net of income taxes. The provision was net of an estimated gain on disposition of approximately $1.1 million and included a valuation allowance of approximately $3.4 million against deferred tax assets that may not be realized upon the disposition of the cellular telephone operations. This provision included approximately $0.6 million and $2.6 million for the estimated operating losses of the cellular telephone operations for the three months and nine months ended September 30, 1995, respectively.

On November 13, 1995, the Company sold its cellular telephone operations to Shared Technologies Cellular ("STC") for approximately $6.0 million. The Company received $0.3 million in cash, a $2.0 million promissory note bearing interest at 8.0%, with principal and interest payable semiannually through 2000, shares of STC common stock (subject to increase in lieu of the issuance of shares of STC common stock), and a $2.5 million potential revenue earn out and STC will pay approximately $1.2 million of the Company's liabilities. For financial accounting purposes the $2.5 million potential earn out will be recognized as received. This transaction has resulted in a loss of approximately $14.6 million which has been recorded as a loss on disposal in the accompanying statements of operations for the three months ended September 30, 1995. The loss on disposal includes a valuation allowance of approximately $ 5.5 million to reduce the deferred tax assets generated by this transaction to a level which, more likely than not, will be realized. The change in estimated loss on disposal resulted from, among other things, changes in market conditions, disputes over liabilities for cellular cloning charges, decreased revenue attributable to PIN numbers introduced by the cellular carriers to prevent cloning and a delay in creating a new phone technology to deal with PIN numbers and other matters.

For the three months and nine months ended September 30, 1995, the cellular telephone operations had revenues of approximately $1.5 million and $6.2 million, respectively, and net operating losses of $1.0 million and $3.3 million, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

During July 1995, the Company reached an agreement in principle for the settlement (the "Proposed Settlement") of a lawsuit seeking class action certification, brought by two shareholders against the Company and certain of its officers and directors in the United States District Court, Southern District of Florida, alleging the violation of certain federal securities laws. The Company's share of the Proposed Settlement of approximately $0.9 million has been recorded in the accompanying Statements of Operations for the nine months ended September 30, 1995. The Proposed Settlement is subject to approval by the District Court.

In June 1995, the Company settled a lawsuit filed against it by Ascom Communications, Inc. ("ACI") for approximately $5.7 million. This amount was equal to the amounts previously recorded for promissory notes issued in connection with the 1993 purchase of ACI. These notes were repaid in connection with the refinancing discussed in Note 5.

During April 1995, the Company settled a dispute with one of its vendors which resulted in a reduction of the amounts owed. Accounts payable and telephone charges were reduced during the first quarter of 1995 by approximately $1.3 million as a credit against amounts owed to reflect this settlement.


                         PEOPLES TELEPHONE COMPANY, INC.
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                           THREE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                  ----------------------------------
                                                                                                      1995                   1994
                                                                                                  ------------            ----------
Loss from continuing operations .....................................................             $    (9,596)            $    (213)
Loss from discontinued operations ...................................................                  12,100                  (668)
Extraordinary loss from extinguishment of debt, net .................................                    (121)                 --
                                                                                                  -----------             ---------
  Net loss ..........................................................................             $   (21,817)            $    (881)
                                                                                                  ===========             =========
Number of shares:
Weighted average shares used in the per share computation ...........................                  15,883                15,798
                                                                                                  ===========             =========
Earnings (loss) per common and common equivalent share:
Loss from continuing operations .....................................................             $      (.60)            $    (.02)
Loss from discontinued operations ...................................................                    (.76)                 (.04)
Extraordinary loss from extinguishment of debt, net .................................                    (.01)                 --
                                                                                                  -----------             ---------
  Net loss ..........................................................................             $     (1.37)            $    (.06)
                                                                                                  ===========             =========

                                                                                                            NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                    --------------------------------
                                                                                                       1995                   1994
                                                                                                    ---------              ---------
Loss from continuing operations ......................................................              $(12,066)              $ (2,060)
Loss from discontinued operations ....................................................               (12,066)                (2,802)
Extraordinary loss from extinguishment of debt, net ..................................                (3,015)                  --
                                                                                                    --------               --------
  Net loss ...........................................................................              $(27,147)              $ (4,862)
                                                                                                    ========               ========
Number of shares:
Weighted average shares used in the per share computation ............................                15,861                 15,733
                                                                                                    ========               ========
Earnings (loss) per common and common equivalent share:
Loss from continuing operations ......................................................              $   (.76)              $   (.13)
Loss from discontinued operations ....................................................                  (.76)                  (.18)
Extraordinary loss from extinguishment of debt, net ..................................                  (.19)                  --
                                                                                                    --------               --------
  Net loss ...........................................................................              $  (1.71)              $   (.31)
                                                                                                    ========               ========

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis compares the quarter ended September 30, 1995 to the quarter ended September 30, 1994 and the nine months ended September 30, 1995 to the nine months ended September 30, 1994, and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with Management's Discussion and Analysis appearing in the Company's Form 10-K/A No. 2 for the year ended December 31, 1994.

        During the third quarter of 1995, the Company decided to retain the remaining portion of its inmate telephone operations. This decision is a result of the Company's belief that the remaining operations can contribute to the cash flow and operating results of the Company. The accompanying consolidated statements of operations and cash flows for the three months and nine months ended September 30, 1995 have been reclassified to present the inmate telephone operations as part of continuing operations.

        The financial results discussed below relate to continuing operations which primarily consist of the public pay telephone business and inmate telephone operations.

REVENUES

        The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 59.5% and 50.5% of total revenues from continuing operations for the quarters ended September 30, 1995 and 1994 and 55.6% and 50.2% for the nine months ended September 30, 1995 and 1994, respectively. Coin revenue decreased 7.0% to $19.9 million during the quarter ended September 30, 1995 and increased 0.7% to $58.9 million for the nine months ended September 30, 1995 compared to the same periods in 1994. For the third quarters of 1995 and 1994, the Company operated approximately the same average number of public pay telephones. For the nine months ended September 30, 1995, the Company's average installed public pay telephone base was approximately 39,000 as compared to an average of approximately 37,000 for the same period in 1994. The Company believes that the coin revenue on a per telephone basis has decreased during the nine months ended September 30, 1995 primarily as a result of (i) the telephones added during 1995 having a lower average coin revenue per telephone than the Company's installed base during 1994; and (ii) increased usage of alternative methods of calling such as prepaid calling cards, wireless technologies and the operation of more public pay telephones in closer proximity to the Company's telephones.

        Non-coin revenue represented approximately 40.5% and 47.1% of total revenues from continuing operations for the quarters ended September 30, 1995 and 1994 and 44.3% and 48.3% for the nine months ended September 30, 1995 and 1994, respectively. Non-coin revenue is derived from calling card calls, credit card calls, collect calls and third party billed calls placed from the Company's public pay telephones and inmate telephones. For the quarter ended September 30, 1995, revenues from non-coin calls decreased 32.2% to approximately $13.6 million, compared to the quarter ended September 30, 1994. Non-coin revenue decreased 16.5% to approximately $46.9 million for the nine months ended September 30, 1995 as compared to the same period in 1994. These decreases were primarily attributable to the increase in the number of public pay telephones calls placed through third party operator service providers as opposed to the Company's private label operator service and the decrease in the number of inmate telephone lines operated by the Company.

        During the second quarter of 1995, the Company signed a contract with AT&T to act as its primary third-party operator service provider. Prior to the execution of this agreement, non-coin calls were routed through the Company's private label operator service program. The Company records as revenue the total amount the end user pays for the call (net of taxes) when the call is completed through the Company's private label operator service. In contrast, the Company records as revenue the amount it receives from the third-party operator service provider which represents a negotiated percentage of the total amount the caller pays for the call. The Company uses its private label operator service or a third party operator service provider based on which service the Company believed netted it the highest gross margin from the call.

        For the nine months ended September 30, 1995, the Company operated approximately 3,000 inmate telephones as compared to approximately 4,000 for the same period of 1994. In addition, included in non-coin revenue for the nine months ended September 30, 1995 is approximately $0.5 million for the collection of previous under payments of compensation.

        OPERATING EXPENSES

        Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges to LECs which include costs of basic service and transport of local coin calls, long distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to property owners and correctional facilities for revenues generated by the Company's telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones, and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipts and certain other taxes, corporate travel and entertainment, and various other expenses.

        The switch by the Company to a third party operator service resulted in a decreased revenue base due to the method of recording revenue for calls made through that service compared to calls placed through the Company's private label operator service program (see above). As a result, operating expenses as a percentage of revenues for the three months and the nine months ended September 30, 1995, increased in 1995 compared to the same periods in 1994. Total operating expenses were approximately 91.7% and 81.4% of total revenues from continuing operations for the quarters ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995, total operating expenses were 84.6% of total revenues as compared to 84.4% for the same period in 1994.

        Telephone charges decreased as a percentage of total revenues from continuing operations to 35.9% for the quarter ended September 30, 1995, compared to 39.3% for the same period in 1994. The decrease in telephone charges is due to a decline in the number of calls placed through the Company's private label operator system. The Company paid the costs incurred to transmit, bill, collect and validate the call when the call was completed through its private label operator services. In contrast, the Company incurred no such cost when a third party operator service provider completed the call. In addition, the Company experienced a decrease in line charges paid by the Company in the state of Florida due to regulatory changes which began in the third quarter of 1995. Telephone charges for the three months ended September 30, 1995 includes approximately $1.0 million of additional bad debt reserves related to both the inmate and pay telephone operations. For the nine months ended September 30, 1995 and 1994, telephone charges were 35.5% and 40.6% of revenues, respectively. Telephone charges for the nine months ended September 30, 1995 included a reduction of interexchange carrier expenses related to a settlement with a service provider for certain billing errors and underpayment of operator service revenue of approximately $1.3 million. Telephone charges for the nine months ended September 30, 1994, included one-time income adjustments of approximately $0.6 million for a contract signing bonus and volume discounts credited to the Company by certain of its service providers.

        Commissions as a percentage of total revenues from continuing operations were approximately 27.1% and 20.6% for the quarters ended September 30, 1995 and 1994, respectively. For year to date 1995, commissions were

24.8% of revenues from continuing operations versus 20.4% for the same period in 1994. The increase in commissions as a percentage of revenues was primarily attributable to (i) the change in the Company's method of recording revenue as a result of the Company switch to a third party operator service provider; (ii) higher commission rates paid in connection with the Atlanta Hartsfield International Airport account; and (iii) the loss of certain low, fixed commission inmate contracts. In addition, due to increasing competition in both the public pay telephone and inmate telephone markets, the Company's commission rates for new and renewal contracts have increased.

        Field service and collection expenses as a percentage of total revenues from continuing operations were 19.5% and 13.1% for the third quarter of 1995 and 1994, respectively. For the nine months ended September 30, 1995, field service and collection expenses were 16.4% compared with 14.3% for the same period in 1994. The increase in these expenses was primarily due to approximately $0.7 million of inventory obsolescence reserves recorded in the third quarter of 1995. The remaining increase is related to additional expenses incurred by the Company for its equipment refurbishment program which began in 1995. Selling, general and administrative expenses decreased 13.0% to $3.1 million in the third quarter 1995 versus the third quarter 1994. The decrease in selling, general and administrative expenses was primarily attributed to the cost reduction plan and reengineering efforts commenced by the Company in 1994. For the nine months ended September 30, 1995, selling, general and administrative expenses decreased 20.6% to $8.5 million compared to the same period in 1994. Included in the selling, general and administrative for the nine months ended September 30, 1994 is approximately $1.5 million of non-recurring adjustments for, among other things, amounts incurred for lease termination, employee severance and various other costs associated with a failed merger transaction.

DEPRECIATION AND AMORTIZATION

        Depreciation is based on the cost of the telephones, booths, pedestals, and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life. Amortization is primarily based on acquisition costs including location contracts, goodwill and non-competition provisions and is calculated on a straight-line method using estimated useful lives ranging from five to 20 years. Depreciation and amortization increased to $5.8 million for the quarter ended September 30, 1995, compared to $5.6 million for the same period in 1994. For the nine months ended September 30, 1995 and 1994, depreciation and amortization were $16.9 million and $15.6 million, respectively. The increase in depreciation and amortization is primarily attributable to increases in the number of installed public pay telephones that resulted from acquisitions during 1994.

INTEREST EXPENSE

        In the third quarter of 1995, interest expense increased 66.6% to $3.1 million as compared to the same quarter in 1994. This increase is primarily attributable to (i) the higher interest rate on the Company's $100 million of Senior Notes as compared to the rates in effect on the Company's revolving line of credit in existence in the third quarter of 1994; and (ii) the inclusion of interest expense in continuing operations which was previously allocated to the Company's cellular operations which were included in discontinued operations.

PROVISION FOR IMPAIRMENT OF INMATE ASSETS

        As discussed above, the Company has made a decision to retain the remaining portion of its inmate telephone operations. The Company's 1994 results included approximately $4.0 million for the anticipated loss on disposal and $0.1 million for the anticipated losses from January 1, 1995 through disposition. The inmate division actual operating losses for the period it was accounted for as discontinued operations were $0.1 million. The $4.0 million accrual for loss on disposal has been reversed in discontinued operations and recorded as an impairment of assets during the three months ended September 30, 1995.

LOSS ON DISPOSAL OF PREPAID CALLING CARD AND INTERNATIONAL TELEPHONE CENTERS

        Loss on disposal of prepaid calling card and international telephone centers includes the write off of approximately $1.1 million of accounts receivable related to the Company's prepaid calling card business offset by $0.5 million gain received in connection with the Company's sale of its international telephone center operations. See Note 3 to the accompanying consolidated financial statements.

OTHER

        Other expenses were approximately $1.1 million for the year to date which includes approximately $0.9 million recorded for the proposed settlement of the shareholders' lawsuit (see Note 10 to the accompanying consolidated financial statements) as well as approximately $0.2 of losses for the Company's equity interest in an unconsolidated affiliate. No such expenses were incurred in 1994.

BENEFITS FROM INCOME TAXES

        During the third quarter of 1995, the Company recorded a benefit from income taxes of $1.5 million related to the $4.0 million provision for impairment of assets. The Company recorded a valuation allowance of approximately $2.7 million for tax assets generated from operating losses during the third quarter of 1995. For the nine months ended September 30, 1995, the tax benefit from continuing operations was approximately $1.7 million as compared to $1.1 million for the same period in the prior year, as discussed above. This increase is primarily attributable to the tax benefit related to the provision for impairment of inmate assets recorded in the three months ended September 30, 1995. This benefit was previously reflected in discontinued operations which were originally recorded in December 1994.

NET LOSS FROM CONTINUING OPERATIONS

        The Company had net losses from continuing operations of approximately $9.6 million and $12.1 million for the three months and nine months ended September 30, 1995, respectively, compared to a net loss from continuing operations of approximately $0.2 million and $2.1 million for the same periods in 1994.

EXTRAORDINARY LOSS

        As a result of the March and July 1995 amendments to the Company's revolving line of credit agreement, the Company recorded extraordinary losses from the write-off of deferred financing costs associated with the early extinguishment of debt of approximately $4.7 million, before the related income tax benefit of $1.7 million, which is included in the financial results of the Company for the nine months ended September 30, 1995.

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

        EBITDA from continuing operations was approximately ($2.2) million for the quarter ended September 30, 1995, compared to $7.1 million the same period in 1994. EBITDA for the nine months ended September 30, 1995 and 1994 were approximately $10.2 million and $17.2, respectively. This decrease is attributable to (i) a $4.4 million provision for the impairment of assets of the inmate telephone business recorded in the third quarter of 1995; (ii) the write off of approximately $1.1 million of accounts receivables related to the prepaid calling card business; (iii) adjustments recorded for bad debt and inventory obsolescence as discussed above; and (iv) the increase in commission expense offset by decreases in telephone charges as noted above.

LIQUIDITY AND CAPITAL RESOURCES

        During the third quarter of 1995, the Company financed its operations from operating cash flow and net proceeds received from the issuance of $100 million Senior Notes and $15 million of Preferred Stock. For the quarter ended September 30, 1995, the Company's operating cash flow was $8.4 million compared to $(2.1) million for the same period in 1994.

        The Company's working capital deficit was approximately ($2.3) million, with a current ratio of .93 to 1, at September 30, 1995. This is compared to working capital deficit of ($2.4) million and a current ratio of .94 to 1 at December 31, 1994. The change in the Company's working capital is primarily a result of the write down of the net assets of discontinued operations which are included in current assets as of December 31, 1994 and accrual for certain other liabilities related to the disposition of the cellular telephone operations. This decrease is partially offset by approximately $12.2 million of debt repayments which were reclassified from current liabilities to long term debt as a result of the July 1995 refinancing transaction.

        In an effort to extend its debt maturities to reflect the long-term nature of its assets and to provide increased operational and financial flexibility to take advantage of growth opportunities in its core public pay telephone business, the Company completed a private placement of $100 million in Senior Notes due 2002 (the "Senior Notes") and $15 million of Cumulative Convertible Preferred Stock (the "Preferred Stock") in July 1995. In addition to the above transactions, the Company entered into a new $40 million revolving credit facility (the "New Credit Facility"). Proceeds from the sale of the Senior Notes together with the proceeds from the sale of the Preferred Stock were used to repay the prior credit facility and various other obligations of the Company.

        At September 30, 1995, the Company was not in compliance with certain financial covenants contained in the New Credit Facility. The Company's lender has agreed to waive the Company's non-compliance for the three months ended September 30, 1995 and is presently negotiating to modify future covenants levels. The lender is also amending the New Credit Facility limiting borrowing availability based upon achieved levels of cash flow. As of September 30, 1995, the Company had no amounts borrowed and $10 million available for use under the New Credit Facility.

DISCONTINUED OPERATIONS

        During December 1994, the Company's Board of Directors approved the divestiture of its cellular telephone rental operations. The Company recorded a provision for the estimated losses of the cellular telephone business from January 1, 1994 through the anticipated divestiture date in the December 31, 1994 financial statements.

        On November 13, 1995, the Company sold its cellular telephone operations to Shared Technologies Cellular, Inc. ("STC") for approximately $6.0 million. The Company received $0.3 million in cash, a $2.0 million promissory note bearing interest at 8.0%, with principal and interest payable semiannually through 2000, shares of STC common stock, a $2.5 million potential revenue earn out and STC will pay $1.2 million of the Company's liabilities. For financial accounting purposes, the $2.5 million potential earn out will be recognized as received. This transaction has resulted in a loss of approximately $14.6 million which has been recorded as a loss on disposal in the accompanying statements of operations for the three months ended September 30, 1995. The change in estimated loss on disposal resulted from, among other things, changes in market conditions, disputes over liabilities for cellular cloning charges, decreased revenue attributable to PIN numbers introduced by the cellular carriers to prevent cloning and a delay in creating a new phone technology to deal with PIN numbers and other matters. See Note 9 to the accompanying consolidated financial statements.

PART II      OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              Quickcall Corporation ("Quickcall") filed a lawsuit against the Company on September 19, 1995 in the US District Court for the Southern District of Texas. The complaint alleges patent infringement through the manufacture, sale and/or use of cellular telephone equipment and systems which allegedly infringe on the plaintiff's patents. Quickcall has asked for unspecified damages in the form of a royalty payment, the tripling of such damages as it alleges this is an exceptional case, an injunction preventing further infringement and attorneys' fees. An extension of time to reply has been obtained by the Company, which believes it is improperly named in this suit. Although the Company does not believe it has any material exposure in this litigation, based on the preliminary nature of the litigation, the Company is unable to predict the outcome.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on August 25, 1995, the shareholders of the Company voted to elect Jeffrey Hanft, Jody Frank, Robert
E. Lund and Robert D. Rubin as Directors of the Company.

The number of the votes cast for or withheld, and the number of broker non-votes, with respect to each of the nominees were as follows:

NOMINEE                     FOR        WITHHOLD AUTHORITY       BROKER NON-VOTES
-------                     ---        ------------------       ----------------
Jeffrey Hanft           14,111,427         2,719,026                   --

Jody Frank              14,110,327         2,720,126                   --

Robert E. Lund          14,116,377         2,714,076                   --

Robert D. Rubin         14,114,827         2,715,626                   --

The holders of the Company's Series C Cumulative Convertible Preferred Stock ("Preferred Stock") are entitled to elect two members of the Company's six member Board of Directors. Mr. Charles J. Delaney had been elected a director on July 19, 1995 to fill a vacancy and Mr. Jeffrey Keenan was elected as of August 25, 1995 to fill a vacancy. Both men continue as directors. The Preferred Stock is entitled to vote on all matters submitted to the shareholders for a vote together with the holders of the Company's Common Stock voting as a single class with each share of Preferred Stock entitled to one vote for each share of Common Stock issuable upon conversion.

ITEM 5.  OTHER INFORMATION

On November 13, 1995, the Company and its subsidiary, PTC Cellular, Inc. ("PTCC") entered into an Asset Purchase Agreement (the "Agreement") with Shared Technologies Cellular, Inc. ("STC"), for the purchase of substantially all of the assets of PTCC's cellular telephone rental business by STC. For a description of the terms of the transaction see Management's Discussion and Analysis which is incorporated herein by reference.

The board of directors has authorized commencement of a search by Russell Reynolds Associates, Inc., an executive search firm, for a chief executive officer to enhance the management team.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

(a)     Exhibits:

EXHIBIT             DESCRIPTION
-------             -----------
10.1                First Amendment to Second Amended and Restated Warrant
                    Agreement dated October 30, 1995 between Peoples Telephone
                    Company, Inc. and Creditanstalt American Corporation.



(B)     REPORTS ON FORM 8-K:

        (1) Form 8-K, dated July 10, 1995, relating to Item 5 - Other Events and Item 7 - Exhibits.
        (2) Form 8-K, dated July 19, 1995, relating to Item 5 - Other Events and Item 7 - Exhibits.
        (3) Form 8-K/A No. 2, dated July 26, 1995 relating to Item 7 - Financial Statements and Exhibits filing unaudited financial statements of Atlantic Telco Joint Venture("Atlantic Telco") for the three months ended March 31, 1994 and 1993 and combined pro forma financial statements of Atlantic Telco and the Company.

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

                                             PEOPLES TELEPHONE COMPANY, INC.
                                             -------------------------------
                                             REGISTRANT

Date: November 14, 1995                      /s/ BONNIE S. BIUMI
                                             -----------------------------------
                                             Bonnie S. Biumi
                                             Chief Financial Officer