Form 10-K405
period 1995-12-31
PEOPLES TELEPHONE COMPANY INC
filed 1996-04-01
CIK 819694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission File Number:  0-16479

                         PEOPLES TELEPHONE COMPANY, INC.
             (Exact Name of registrant as specified in its charter)

               NEW YORK                             13-2626435
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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |X|

         As of March 22, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,899,855. As of March 22, 1996, there were 16,172,684 shares of the registrant's Common Stock outstanding.

                      Documents incorporated by reference:

         Information contained in the registrant's 1996 definitive proxy material to be filed with the Securities and Exchange Commission has been incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

GLOSSARY

         Billed Party Preference is a plan that would automatically route "0+" dialed non-coin calls from pay telephones to the "billed party's" preferred carrier, thereby bypassing the opportunity for the pre-subscribed carrier of the public pay telephone provider to handle and receive revenues from the call.

         Dial-Around Compensation is compensation paid to competitive public pay telephone providers for the use of their public pay telephones to access operator service providers or interexchange carriers other than the primary operator service providers selected by the owner of the public pay telephone. The FCC ruled on May 8, 1992 that competitive public pay telephone providers would receive $6.00 per telephone per month as compensation for interstate "dial-around" calls. This flat rate system was made effective in June 1992. The per telephone/per month system has been replaced by a flat rate per call payment system of $0.25 a call for calls delivered to AT&T Corp. ("AT&T") and Sprint Corporation ("Sprint"), pursuant to the FCC's grant of waivers for these two companies during 1995. The remaining interexchange carriers continue to pay their respective pro-rata shares of the flat $6.00 per telephone per month payment. These industry-wide dial-around payment mechanisms are subject to modification on a company specific basis under individual contractual arrangements with the carrier(s), such as the Company's current operator service agreement with AT&T, as well as under prospective FCC rulings and the Telecom Act (as defined hereafter).

         FCC is the Federal Communications Commission, which regulates the interstate common carriage of telecommunications.

         Interexchange carrier or "IXC" is a telecommunications provider of transmission services between exchanges, typically referred to as long-distance or toll telephone service.

         InterLATA calls are calls between local access and transport areas ("LATAs").

         IntraLATA calls are calls originated and terminated in the same LATA.

         LEC is a local exchange carrier, which is a company providing local telephone services.

         Non-coin calls are calling card, credit card, collect and third-party billed calls.

         Operator service provider is a company providing automated and/or live operator service related to long distance calls.

         Property Owners or location owners are the owners of: (i) the locations, such as convenience stores, service stations, grocery stores, hospitals, hotels, shopping centers, truck stops and airports, at which public pay telephones are installed; and (ii) correctional facilities at which telephones are located.


         Public Switched Network is the traditional domestic telephone network, including local, intraLATA and interLATA facilities used to carry, switch and connect telephone calls between the calling and called parties.

         RBOCs are the seven (7) Regional Bell Operating Companies, which were formed as a result of the AT&T divestiture.

         Telecommunications Act of 1996 (the "Telecom Act") means the comprehensive legislative amendments to the Communications Act of 1934, adopted by Congress and signed into law by President Clinton on February 8, 1996.

GENERAL

         Peoples Telephone Company, Inc. (the "Company" or "Peoples") believes that it is the largest independent operator of public pay telephones in the United States on the basis of number of public pay telephones in service. Since installing its first public pay telephone in 1985, the Company's core public pay telephone business has grown rapidly to an installed base, as of December 31, 1995, of approximately 38,200 public pay telephones in 41 states and the District of Columbia.

         The Company owns, operates, services and maintains a system of independent public pay telephones and inmate telephones. Its public pay telephone business generates revenues from coin calls and non-coin calls such as calling card, credit card, collect and third-party billed calls made from its telephones. The Company has historically grown through acquisitions of public pay telephones from independent operators. Since 1990, the Company has acquired over 33,000 public pay telephones from 27 independent public pay telephone operators. The Company, in the past, has utilized its size and experience in integrating acquisitions to continue expanding its public pay telephone business and it may do so again. However, during 1995, the Company did not acquire additional public pay telephones from external sources and has no current plans to make such acquisitions during 1996, although it may consider attractive opportunities as they arise. Currently, the Company is focusing on its existing pay telephone operation with the intention of increasing its cash flow, improving operating efficiency, increasing internal growth and returning to profitability. The Company grows internally by entering into contracts for the installation of public pay telephones in locations where the Company believes there will be significant demand for public pay telephone service, such as convenience stores, grocery stores, service stations, shopping centers, hotels, restaurants, airports and truck stops. The Company's nationwide presence in the public pay telephone market makes it an attractive supplier of public pay telephone services for companies whose operations are regional or national. The Company is seeking to achieve balanced internal growth by increasing the number of public pay telephones with both large, national, corporate accounts and smaller, quality, regional and local accounts. The Company believes that substantially all of its public pay telephones, including its acquired public pay telephones, are in high traffic locations.

         Management believes that the Company's leading market share among independents, nationwide presence and superior level of customer service are primary competitive strengths of the Company. As a high volume consumer of long-distance telephone service, the Company has been able to negotiate favorable terms and conditions from operator and long-distance telephone service providers such as AT&T and MCI Communications, Inc. ("MCI"). In addition, due to its large size, the Company realizes economies of scale from its field service, collection and other selling and administrative expenses compared to smaller companies in the industry.

         In late 1994, the Company adopted a new strategic plan to focus on its core public pay telephone business and to sell certain non-strategic businesses. The sale of these non-strategic businesses took place in 1995. See "Business-Prepaid Calling Cards/International Telephone Centers" and "Business-Discontinued Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In July 1995, in an effort to extend its debt maturities to reflect the long-term nature of its assets and to provide increased operational and financial flexibility to take advantage of growth opportunities in its core public pay telephone business, the Company refinanced its existing debt through the sale of $100.0 million of 12 1/4% Senior Notes Due 2002. Further, the Company sold $15.0 million of Series C Cumulative Convertible Preferred Stock to UBS Partners, Inc. ("UBS"), an affiliate of Union Bank of Switzerland. Pursuant to the terms of the preferred stock, two representatives of UBS joined the Company's Board of Directors replacing two former directors. Further, the Company simultaneously entered into a new revolving credit facility with Creditanstalt-Bankverein, its senior lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

         In November 1995, the Company's Board of Directors elected a new chief executive officer. In December 1995, the Company's president, who was also a director, resigned from both of those positions and was subsequently replaced as president by the Company's new chief executive officer, who is also a director.

         See Note 19 of "Notes to Consolidated Financial Statements" for business segment information.

PUBLIC PAY TELEPHONE INDUSTRY OVERVIEW

         According to a report by the North American Telecommunications Association entitled 1993/1994 Telecommunications Market Review & Forecast (the "NATA Report"), calls made from public pay telephones are estimated to represent approximately seven billion dollars in annual revenues to the United States telecommunications industry. Public pay telephones may be owned or operated by LECs or by independent public pay telephone operators. The NATA Report estimates that of the approximately 2.3 million public pay telephones operated in the United States in 1992, approximately 2 million were owned by LECs and approximately 300,000 by independent public pay telephone companies. The NATA Report forecasts projected compounded annual growth of approximately 10% in the domestic installed base of independent public pay telephones through 1997.

         The telecommunications marketplace through 1995 has been principally shaped by the 1984 ruling of the United States District Court for the District of Columbia in the well-documented Bell System antitrust divestiture case, United States v. American Telephone & Telegraph Company ( the "AT&T Divestiture"). The AT&T Divestiture created various business opportunities in the telecommunications industry. In 1985, the FCC and, thereafter, 45 state public service commissions followed this initiative by authorizing the connection of competitive or independently-owned public pay telephones to the public switched network. Prior to that time, the Bell System and other monopoly LECs owned all public pay telephones in the United States.

         As part of the AT&T Divestiture, the United States was divided into geographic areas known as Local Access Transport Areas or "LATAs." The larger LECs (for example, the ones owned by the Regional Bell Operating Companies) and GTE Corporation ("GTE") provide telephone service that both originates and terminates within the same LATA ("intraLATA traffic") pursuant to tariffs filed with and approved by state regulatory authorities. These LECs have generally been prohibited from offering or deriving revenues or income from interexchange services between LATAs. In addition, most state regulatory authorities require LECs to provide local access line service to independent public pay telephone companies. See "Business--Regulation." Until recently, the Company could only obtain local exchange services from the LECs, but this has begun to change, with various local and intraLATA competitors now being authorized to provide local exchange service. The Company is beginning to test such local service options. These options could result in lower costs and improved service from a variety of future local network providers.

         Long-distance companies such as AT&T and MCI have provided service between LATAs ("interLATA traffic") and, in some circumstances, may also provide long-distance service within LATAs. An interLATA long-distance telephone call generally begins with an originating LEC transmitting the call from the originating public pay telephone to a point of connection with a long-distance carrier. The long-distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long-distance network to the LEC serving the local area in which the recipient of the call is located. This terminating LEC then delivers the call to the recipient.

         Prior to 1987, coin calls were the sole source of revenue for independent public pay telephone operators. Long-distance calling card and collect calls from these public pay telephones were handled exclusively by AT&T. All revenue, except the coins deposited in public pay telephones, went to AT&T rather than the owner of the public pay telephone. Beginning in 1987, a competitive operator service system developed which allowed operator service providers, including other long distance companies, to handle this traffic and to offer independent public pay telephone companies commissions for directing operator assisted or calling card calls to them.

         On February 8, 1996, President Clinton signed into law the Telecom Act. Representing the first major revision of the national communications laws in over 60 years, the new law gives the FCC broad powers to preside over the development of competitive telecommunication markets, including both local exchange and public pay telephone services. The significant public pay telephone provisions of the new law are designed to "level the playing field" for public pay telephone service and to address fundamental regulatory and financial inequities that have long plagued the public communications industry. Specific public pay telephone provisions of the Telecom Act require the FCC to adopt rules within nine months of enactment that will: (i) create a standard regulatory scheme for all public pay telephone providers, including the RBOC public pay telephone operations; (ii) require removal by the RBOCs of their public pay telephone operations from their regulated books of account; (iii) prescribe certain safeguards to eliminate future discrimination or subsidization of RBOC public pay telephones; (iv) require "universal compensation" to all public pay telephone providers at a fair level for all calls using public pay telephones (except for 911 emergency and deaf relay (TRS/TDD calls)); (v) provide the right for all pay telephone service providers, subject to existing and future contractual rights with the Location Owner, to select the provider for both intraLata and interLata network services; (vi) evaluate whether and how "public interest" public pay telephones (which are public pay telephones that would not normally be placed in a location under purely competitive conditions but may be required for public policy reasons) should be maintained; and (vii) preempt state requirements that are inconsistent with these provisions. The implementation of this new law by the FCC will have far-reaching implications for the regulatory, operational and economic terms and conditions under which the Company may operate in the future, the effects of which are not determinable with any certainty at this time. See "Business-Competition" and "Business-Regulation."

BUSINESS STRATEGY

         The Company's ongoing business objective is to focus on its core public pay telephone business and grow operating cash flow by continuing to expand its base of public pay telephones and lower operational expenses. The Company attempts to implement this objective by focusing on the following strategies:

         Internal Growth. The Company is seeking to achieve balanced internal growth by increasing the number of public pay telephones that the Company owns, operates or services at both large, national, corporate accounts and smaller, quality, regional and local accounts. The Company believes that its nationwide presence makes it an especially attractive supplier of public pay telephone services for national and regional corporate accounts, where the Company serves as a single provider, offering these accounts a consistent service level and reducing the time and paperwork involved when dealing with multiple providers. The primary focus of the Company's marketing efforts has been, and continues to be, national and regional corporate accounts, which currently include 7-Eleven (2,742 telephones), Emro Marketing Company, a subsidiary of Marathon Oil (2,408 telephones), McDonald's (1,200 telephones), The Vons Companies (773 telephones), Albertsons (617 telephones), Safeway Stores (400 telephones) and Dominick's Finer Foods (355 telephones).

         Superior Level of Customer Service. The Company attempts to provide the highest quality service in the industry and establish strong relationships with its customers. To provide a superior level of customer service, the Company uses "smart" microprocessor-equipped telephones, a sophisticated management information system and a highly trained service and support staff. The Company's advanced telephone technology allows for exact records of telephone activity, revenues which can be easily verified by its customers and rapid response (typically within 48 hours) to equipment malfunctions. As the country's largest independent public pay telephone provider, the Company is in a competitive position to service national and regional corporate accounts, in contrast to smaller competitors or LECs which currently operate only in their specific geographic regions.

         Fair Pricing Strategy. The Company pursues a pricing strategy of fair and reasonable pricing for all calls made from its public pay telephones. In connection with this strategy, in 1995 the Company contracted with AT&T to utilize AT&T as a key national carrier from the Company's public pay telephones. The Company believes that the imposition of industry-wide standards, including rate ceilings, will not only provide for a more favorable perception of the industry by consumers, but will also lead to favorable changes in the regulatory environment which will likely enable the Company to better compete with the LECs although there can be no assurances. The Company supports the imposition of industry-wide standards both directly and through industry associations in which the Company's officers are involved.

         Increase Economies of Scale and Maximize Operating Efficiency. The Company's size generates economies of scale which provide the Company with operating efficiencies. As a high volume consumer of long-distance service (approximately 12 million minutes per month), the Company has been able to negotiate favorable terms from operator and long-distance service providers such as AT&T and MCI. The Company's "smart" pay telephones, management information systems and highly trained service and support staff have permitted the achievement of savings in the cost of telephone repair and maintenance. In addition, because of its size, the Company has been able to realize economies of scale in field service, collection and other selling and administrative functions. Through the implementation of the strategy of continuing to grow its public pay telephone business by focusing on internal growth, the Company intends to further increase its economies of scale and maximize operating efficiencies.

PUBLIC PAY TELEPHONES

         As of December 31, 1995, the Company's public pay telephone system consisted of approximately 38,200 public pay telephones located in 41 states and the District of Columbia. In 1993, 1994 and 1995, public pay telephones represented approximately $81.3 million, $115.0 million and $112.2 million of the Company's revenues, respectively. The following chart sets forth the locations of the Company's public pay telephones by state as of December 31, 1995:

                                                           PUBLIC
                                                             PAY
                    STATE                                 TELEPHONES

                    Florida                                 8,213
                    New York                                6,019
                    California                              4,213
                    Texas                                   2,107
                    Maryland                                1,990
                    Virginia                                1,820
                    Pennsylvania                            1,486
                    Tennessee                               1,470
                    Georgia                                 1,441
                    Louisiana                               1,325
                    Ohio                                    1,139
                    North Carolina                          1,135
                    South Carolina                            847
                    Other States                            5,010
                                                           ------
                         Total                             38,215
                                                           ======

         Coin calls are made by depositing coinage into the pay telephone and placing the call. The Company's core public pay telephone business primarily generates revenues from coin and non-coin calls. Non-coin calls include calling card, credit card, collect and third-party billed calls made from its telephones.

         Coin Calls

         Substantially all of the Company's public pay telephones accept coins as payment for local or long-distance calls and can also be used to place local or long-distance non-coin calls. The Company's public pay telephones generate coin revenues primarily from local calls. In all of the territories in which the Company's public pay telephones are located, the Company charges the same rates for local coin calls as the LEC. In most territories that charge is $.25, although a growing number of jurisdictions have increased or are considering an increase in that charge to $.35. Whereas local coin calls have traditionally been provided for an unlimited call duration, a number of jurisdictions have also begun to allow call timing (i.e. deposit of an additional $.25 after three minutes). The Company pays local line and usage charges to the LECs for each of the Company's installed public pay telephones. These line and usage charges cover basic service to the telephone as well as the transport and completion of local coin calls.

         Non-coin Calls

         The Company receives revenues from non-coin calls made from its public pay telephones. Non-coin calls include credit card calls, calling card calls, collect calls and third-party billed calls. The services needed to complete a non-coin call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration, determining the charge for the call and billing and collecting the applicable charge. In all jurisdictions permitting public pay telephone services, the Company has the right to select the operator service provider of interLATA and interstate traffic for its public pay telephones. In a number of jurisdictions, the Company has been required to use the LEC for local and intraLATA services. However, the Telecom Act appears to eliminate these requirements prospectively and the Company may be allowed to choose its provider for all calls. The Company also sub-contracts operator service from other companies on a "private-label" basis: customers are connected to the sub-contractors' operators, who identify themselves as "PTC Services." In the alternative, the Company may select a third-party operator service provider. Currently, the Company primarily uses the operator services of AT&T, and several smaller operator service providers. The Company considers a variety of factors prior to deciding which operator service company to select. These factors include financial and other contractual arrangements between the Company and the operator service providers, the location of the telephones, the types of calls made from the location, the profitability of each type of call under each calling alternative, the requirements of the Property Owners and applicable regulatory restrictions.

         Except in jurisdictions where the Company is prohibited contractually or otherwise from selecting the operator service provider, or where the Company acts as its own operator service provider, AT&T and other operator service providers handle 0+/0- calls and pay the Company a commission for each call completed by the selected operator service provider. The Company may also install an automated operator system that allows the telephones to collect and store billing information and forward calls to the called party. At locations where the automated operator system is installed, the caller has the option to complete the call through the automated system, the Company's selected operator service provider or an operator service provider accessed by the caller. The FCC has the authority to regulate the amount public pay telephone operators may charge for interstate calls. However, currently no formal rate regulations exist. The FCC is currently considering adoption of a rate ceiling, which may be implemented in 1996, although there can be no assurance as to the timing or substance of any FCC ruling in this regard. See "Business--Regulation."

         The Company also receives additional interstate revenue from long distance carriers pursuant to FCC regulations as "dial-around compensation" for non-coin calls made from its public pay telephones. A "dialaround" call is made by using an access code to reach an interexchange carrier other than the one designated by the public pay telephone owner. Dial-around compensation to independent public pay telephone operators for interstate calls was originally fixed by the FCC at $6.00 per telephone interstate, per month. Similarly, state regulatory authorities in Florida, Georgia and South Carolina have implemented intrastate dial-around compensation programs for independent public pay telephones in those states. Other states are also currently considering intrastate dialaround compensation programs for independent public pay telephones. AT&T and Sprint were authorized in 1995 to pay their federal portions of dial-around compensation through a $.25 per call flat rate payment in lieu of the flat monthly rate payment amounts assigned by the FCC. See "Business- Regulation". The FCC also has proceedings underway, or to be initiated, addressing per call compensation for all carriers and inclusion of 1-800 subscriber calls (ie: 1-800 FLOWERS/1-800 LLBEAN) in the compensation system. It is anticipated that these later issues will be finally resolved within the context of the FCC's proceedings to implement the Telecom Act although the Company cannot determine with any certainty what such resolution may entail.

         Operating Expenses

         The Company pays monthly access charges to the LECs for interconnection to the Public Switched Network for local calls. These charges are computed, depending on the LEC, on either a flat monthly rate or a fixed monthly charge plus a per message or usage rate based on the time of the call. Additionally, the Company pays the LECs a fee, based on usage, for intraLATA non-coin paid long-distance calls. The Company also typically shares commissions paid by the long-distance carriers with the Property Owners. Once accessed to the Public Switched Network, the Company is also responsible for the associated billing, collection, bad-debt and validation costs when it is acting as the operator service provider. As previously noted, the Company currently is using AT&T as its primary national provider of operator services, where none of these costs applies directly to the Company.

         Internal Growth

         Placement of Public Pay Telephones. The Company seeks to install its public pay telephones in locations where it believes there will be significant demand for public telephone service, such as convenience stores, grocery stores, service stations, shopping centers, hotels, restaurants, airports and truck stops. In evaluating locations, the Company generally conducts a site survey to examine geographical factors, population density, traffic patterns, historical information (to the extent available) and other factors in determining whether to install a public pay telephone. The Company has focused its efforts to date on securing telephone locations from large, national, corporate accounts which can provide a large number of quality locations and smaller, quality, regional and local accounts.

         The Company installs its public pay telephone equipment pursuant to agreements ("Property Agreements") with the Property Owners. The Company's typical Property Agreement has a five-year term and provides the Company with the option to renew for an additional five years. Each agreement provides for a revenue sharing arrangement between the Company and the Property Owner based on the revenue generated from the public pay telephone. The percentage of revenue paid to a Property Owner is generally fixed for the period of the contract. The Company estimates that the average cost of installing a new public pay telephone, including site selection, hardware and labor, is approximately $1,650.

         The Company is obligated to repair, maintain and service the public pay telephone equipment installed pursuant to the Property Agreements. Through its computer system, the Company generally is able to determine possible malfunctions before they are reported and usually repairs such malfunctions within 48 hours. Generally, the failure of the Company to remedy a default within 30 days after notice gives the Property Owner the right to terminate the Property Agreement. The Company can generally terminate a Property Agreement on 30 days' prior notice to the Property Owner if the public pay telephone does not generate sufficient total revenue for two consecutive months.

         Marketing. Although the Company's past growth in its core public pay telephone business has been primarily driven by acquisitions, the Company is currently focusing on internal growth by increasing the number of public pay telephones that the Company owns, operates or services at both large, national, corporate accounts and smaller, quality, regional and local accounts. The Company believes that its nationwide presence makes it an especially attractive supplier of public pay telephone services for national and regional corporate accounts where the Company serves as a single provider, offering these accounts a consistent level of service and reducing the time and paperwork of dealing with multiple providers. The primary focus of the Company's marketing efforts has been, and continues to be, national and regional corporate accounts, which currently include 7-Eleven (2,742 telephones), Emro Marketing Company, a subsidiary of Marathon Oil (2,408 telephones), McDonald's (1,200 telephones), The Vons Companies (773 telephones), Albertsons (617 telephones), Safeway Stores (400 telephones) and Dominick's Finer Foods (355 telephones). As one of the country's largest independent public pay telephone providers, the Company believes it is in a strong position to service national and regional accounts, in contrast to smaller competitors or LECs, which currently operate only in their specific geographic regions. In contrast to the limited resources of the smaller independent public pay telephone operators, the Company's "smart" pay telephones, sophisticated management information systems, and highly trained national service and support staff allow the Company to maintain a high level of service and react quickly to repair damaged equipment. The Company's size and cost structure allow it to offer attractive commissions to Property Owners that are competitive with other independent operators or the LECs although the industry has become substantially more competitive with regard to commissions. Based upon the new Telecom Act, the Company believes that there will be additional changes in this competitive public payphone environment, which may create both opportunities and risks for the Company, the ultimate outcome of which cannot be predicted with any assurance.

         Acquisitions

         Until 1995, the Company's core public pay telephone business grew primarily through acquisitions of other public pay telephone companies. The following chart illustrates the growth of the Company's installed public pay telephones:

                               [GRAPHIC OMITTED]

         Total Number of Phones at Year End

                           1991      16,680
                           1992      21,652
                           1993      35,687
                           1994      40,017
                           1995      38,215


         In the past, the Company has generally been able to acquire public pay telephones at attractive prices because smaller operators frequently lack the economies of scale that the Company enjoys. When such telephones historically have been operated at a loss, the Company has been able to buy them relatively inexpensively. Recently, however, the rising cost of acquisitions has made them less economical. The Company's current strategy is to grow its core business internally through increased sales efforts designed to both re-sign current quality accounts and add substantial new ones. Although the Company is not focused at this time on acquisitions, the Company may from time to time pursue an acquisition under circumstances considered beneficial to the Company.

          The following table lists the Company's acquisitions of public pay telephones in excess of $500,000 since January 1, 1990.


DATE                               COMPANY                                                     NO. OF TELEPHONES
- ----                               -------                                                     -----------------
February 1990                      First Continental Communications, Inc.                           725
June 1990                          Advanced Telecom Systems, Inc.                                   396
August 1990                        U.S. Commercial Telephone Corp.                                1,808
August 1990                        Emro Marketing Company                                           403
May  1991                          Tele-America Communications Corporation                        2,525
December 1991                      RAM Telephone and Communications, Inc.                         1,640
February 1992                      Coin-Call Corporation                                          1,312
February 1992                      Emro Marketing Company                                           449
June 1992                          American Payphones, Inc.                                       1,489
September 1992                     Millicom Services Company                                        238
October 1992                       Alpha Pay Phones, Ltd. III                                       655
March 1993                         U.S. Tele-Com, Inc.                                            2,015
November 1993                      Ascom Communications, Inc.                                    11,600
March 1994                         Emro Marketing Company                                         1,045
June 1994                          Atlantic Telco Joint Venture                                   3,300
July 1994                          Telecorp Funding, Inc.                                           600
October 1994                       Telecoin Communications, Ltd.                                  2,155


         Competition

         The Company believes the principal competitive factors in the public pay telephone business are: (i) commission payments to the Property Owners; (ii) the ability to serve accounts with locations in several LATAs or states; (iii) the quality of service provided to the Property Owners and the users of the telephones; and (iv) responsiveness to customer service needs.

         In the public pay telephone business, the Company principally competes with the LECs, and a number of independent providers of public pay telephone services, major operator service providers and interexchange carriers. Some of these independent companies have increased in size by following an acquisition strategy and many of these companies compete for the most favorable public pay telephone contracts and sites. Most LECs and interexchange carriers with which the Company competes have substantially greater financial, marketing and other resources than the Company. In addition, many LECs, faced with competition from independent public pay telephone companies, have increased their compensation arrangements with Property Owners by offering more favorable commission schedules. As a result of the passage of the Telecom Act, under certain circumstances, the LECs will be allowed to begin providing services outside of their monopoly franchise territories in a more deregulated mode and other companies may also compete against the LECs for this local business. The potential for competition from other new entrants in the payphone industry exists as well. These possibilities present both business opportunities and risks for the Company including, but not necessarily limited to, potential lower interconnection costs due to the advent of competition in the local service business and/or improved revenues as a result of the adoption of compensation for all calls. The risks include increased competition from the LECs and any new entrants and the chance that the FCC-established compensation system will not be adequate.

         Telephone Systems Management and Service

         The Company has internally developed a computer software system which interfaces with microprocessors in the Company's public pay telephones. The Company's computer system polls the public pay telephones each night to determine the amount of coin revenue in each telephone and to diagnose possible operational problems at the telephones. Polling enables the Company to reduce the number of visits required to each public pay telephone in order to maintain its operation and to collect coins.

         Based on the results of each night's polling, the Company determines which telephones require collection or service. Each of the Company's collectors generally remove from 20 to 25 sealed coin boxes each day, depending upon the number of public pay telephones within the collector's specified collection route. Once the route is completed, the collector returns to one of the Company's coin collection rooms located at its executive office or one of its regional offices, where the seal on the coin box is removed and the coins are electronically counted. The actual amount in each coin box is automatically recorded and compared to the expected amounts determined by polling the public pay telephone on the previous night.

         The Company maintains a staff of approximately 300 field service telephone technicians located throughout the states in which the Company's public pay telephones are installed. The Company has imposed a high standard of service and maintenance in order to ensure that the public pay telephones are operating properly and generating maximum revenue. Through its computer system, the Company generally is able to determine malfunctions before they are reported and is able, in most cases, to repair such malfunctions within 48 hours. The most typical payphone malfunctions or problems are caused by vandalism and theft. On average, less than 4% of the Company's public pay telephones are out of service or are not operating properly at any one time. For accounting purposes, telephone repair costs are expensed by the Company as incurred. The Company is also continuously monitoring and reviewing the latest technology in the industry to prevent tampering, vandalism, fraud and theft at public pay telephones. The Company's management systems allow the Company to decentralize its operations by giving the field operations access to more information, thus allowing for quicker response time and reducing the time a phone is out of service.

         The Company has undertaken a refurbishment program to improve the condition of its public pay telephones. In connection with this program the Company has created its own repair center located at its headquarters. This repair center has assisted in lowering the Company's repair costs and providing a steadier supply of repaired equipment back to the field. As part of its refurbishment program, the Company has refurbished approximately 5,000 public pay telephones.

         Telephone Equipment Suppliers

         The Company purchases its public pay telephones from independent manufacturers. The Company's public pay telephones use microprocessors that provide voice synthesized calling instructions and the capability to detect and count coins deposited during each call. These "smart" public pay telephones also provide information to the caller at certain intervals regarding the time remaining on each call and the need for an additional deposit. As of December 31, 1995, approximately 31,000, or 81%, of the public pay telephones that the Company operates were manufactured by Intellicall, Inc. ("Intellicall"). The Company also operates public pay telephones manufactured by Elcotel, Inc. ("Elcotel"). The Company believes that it can purchase public pay telephones from Elcotel or other public pay telephone manufacturers on terms similar to those in effect with Intellicall. The Company has a non-exclusive arrangement with Intellicall whereby the software and engineering schematics to repair the Intellicall telephones are held in escrow, to protect the Company against the bankruptcy of, the cessation of business operations by, or the failure to provide system support maintenance by, Intellicall. Therefore, the Company believes that the loss of Intellicall as a manufacturer of the Company's public pay telephones would not have a material adverse effect on its business.

         Billing and Collection

         The Company uses Zero Plus Dialing, Inc. ("ZPDI"), a third party billing and collection clearinghouse, to process and collect non-coin telephone revenues for calls generated at certain public pay telephones and all correctional phones, and handled by the Company's contracted operator service providers and interexchange carriers. The Company forwards the call records to ZPDI, which then sends the records to the appropriate LEC for billing and collection. The LEC includes the rated calls on LEC customers' monthly telephone bills. The LEC forwards the proceeds from the billed and collected call records to ZPDI, less the billing and collection fees charged by the LEC and a reserve for uncollectibles. ZPDI remits the proceeds to the Company, less the ZPDI processing fee. The entire billing and collection cycle generally takes between 60 and 120 days after the call record is submitted to ZPDI.

INMATE TELEPHONES

         General

         In December 1994, the Company's Board of Directors approved the divestiture of its inmate telephone operation because of increasing commissions and declining margins in the inmate telephone business. Accordingly, the Company's inmate telephone business was designated and accounted for as a discontinued operation at December 31, 1994. In September 1995, the Company decided to retain the remaining inmate operations. This decision was a result of the Company's belief that the remaining operations can contribute to the cash flow and operating results of the Company for a variety of reasons, including the 1995 sale of the Company's less attractive inmate telephone operations and the current geographic grouping of facilities served by the Company. As a result, the inmate operations have been reclassified and included in continuing operations.

         In October 1995, the Company sold approximately 511 inmate telephone lines to AmeriTel Pay Phones, Inc. ("AmeriTel") for approximately $2.2 million subject to certain conditions. The sale of the bulk of the facilities covered by the Company's agreement with AmeriTel has been consummated. However, certain facilities in outlying locations have not been transferred pending the satisfaction of certain contractual conditions precedent. These facilities, for which the total purchase price aggregates to approximately $1.0 million, are currently being managed by AmeriTel.

         The Company is operating the remaining inmate telephone operations and is implementing a targeted growth strategy for the division. As of December 31, 1995, the Company operated approximately 2,200 telephone lines in over 130 correctional facilities in 14 states. In 1993, 1994 and 1995, inmate telephones represented approximately $35.2 million, $42.4 million and $26.0 of the Company's revenues, respectively.

         The following chart sets forth the state by state breakdown of locations served by the Company's inmate division, based on the number of in-service lines, as of December 31, 1995:

                                              NO. OF
                   STATE                       LINES

                   Texas                         826
                   Ohio                          230
                   Georgia                       221
                   Colorado                      214
                   Nevada                        149
                   Missouri                      115
                   Other States                  448
                                               -----
                       Total                   2,203
                                               =====

         Historically, revenues for the average inmate telephone have been substantially higher than for a public pay telephone due to higher usage rates and the fact that inmates may only make collect calls, which have the highest revenue per call after person-to-person calls. Furthermore, maintenance and related labor costs for inmate telephones are lower than for public pay telephones due to the use of automated operator services and the lack of coin collecting and coin mechanism repairs.

         Operations

         Within correctional facilities, the Company currently utilizes automated operator calling systems from a number of providers. All of these systems limit inmates to collect calls. In facilities with more than 50 inmates, the Company generally installs its proprietary prison pay telephone system. This calling system is a configuration of proprietary software based on an integrated microcomputer platform and basic telecommunications hardware consisting of dialers and storage modules.

         The system is programmed to record the details of each call (i.e., the number dialed, the "bill to" number and the length of call). The call detail is polled (extracted) from each system on a daily basis into the system's centralized billing center. The Company then rates the calls according to the Company's state and federal tariffs and according to any contractually agreed upon rates, and then bills the calls in the manner described in "Public Pay Telephones-Billing and Collection." The Company's proprietary prison pay telephone system provides extensive anti-fraud, call monitoring and surveillance capabilities for the correctional facilities where its inmate systems are installed. These include reports of frequently called numbers, calls of longer than normal duration and calls by more than one inmate to the same number. Upon request, the Company will provide the facility with the specific call detail.

         Service

         The systems in each facility are provided and installed at no cost to the governmental agency. The Company shares a percentage of the revenues it receives with the governmental agency. The Company generally provides all service-related activities. Service issues are reported to the Company's Technical Support Center through a 24-hour, toll-free (800) number. Service is typically restored on a major outage within 48 hours. Most problems are corrected remotely and, generally, an on-site visit is not required.

         Competition

         In the inmate telephone business, the Company competes with approximately 20 independent providers of inmate telephone systems, the LECs and interexchange carriers. The Company believes that the principal competitive factors in the inmate telephone market are rates of commissions paid to the correctional facilities, system features and functionality, service and the ability to customize inmate call processing systems to the specifications and needs of the correctional facility. The Company competes for business primarily on local, county and state levels. The cost of market entry and the complexity of the bid process increases proportionally with respect to the size of the correctional facility. While the local and county markets are somewhat fragmented with many service providers, state correctional facilities are generally bid on a single statewide contract basis. Depending on the type of facility and the particular state, the Company must direct its marketing efforts to municipal purchasing officers, enforcement or jail administrators or to the independent contractors that operate the facility. The Company currently provides no inmate services to federal facilities. During 1995, competitive pressures in the inmate telephone business resulted in an erosion in margins on new contracts and appeared to limit the prospects for long-term growth and profitability. The Company believes that a growth strategy focused on servicing local and county facilities may provide some insulation from further erosion of margins involved in larger state and federal bids. In addition, a recent FCC ruling removing RBOC inmate operations from the regulated rate base, coupled with the provisions of the Telecom Act, may restore greater viability to the inmate telephone business although there can be no assurances of this.

OTHER OPERATIONS

         Long-distance Reseller

         The Company has developed a program to "resell" certain operator (0+/0-) services and transmission (1+) services to other independent pay telephone providers. The company is able to arbitrage these services to smaller payphone companies based upon the favorable higher volume terms and conditions under which the Company is able to obtain the services from the underlying local and interexchange carriers. Network and operator services which the Company is authorized to resell, include those of AT&T, MCI and Ameritech.

PREPAID CALLING CARD/INTERNATIONAL TELEPHONE CENTERS

         In December 1994, in an effort to return its focus to its core public pay telephone business, the Company's Board of Directors approved the sale of the Company's prepaid calling card and international telephone center operations.

         Prepaid Calling Card Business

         In March 1994, the Company sold certain assets in connection with the Company's New York public telephone centers to Global Link Teleco Corporation, then known as Phone Zone Teleco Corporation, ("Global Link") for a total purchase price of $2.5 million as well as a 10% equity interest in the acquiror. These assets were sold after the Company decided it would concentrate on providing telecommunication services to the retail telephone centers owned by Global Link while Global Link concentrated on managing and opening additional retail centers.

         As part of its decision to divest itself of non-strategic assets, in February 1995, the Company sold substantially all the assets of its prepaid calling card business to Global Link for $6.3 million consisting of $1.0 million in cash, a $5.3 million in promissory note due February 1998, bearing interest at 8.5%, payable quarterly and shares of common stock of Global Link. As a result of the February 1995 transaction, the Company's interest in the outstanding common stock of Global Link was 19.99%.

         On March 1, 1996, Global Link consummated a merger transaction (the "Merger") with Global Telecommunications Solutions, Inc. ("GTS"). In connection with the Merger, the Company exchanged its outstanding notes and other receivables including accrued interest and its 19.9% equity ownership in Global Link for shares of GTS common stock, $0.6 million in cash and $1.5 million of notes receivable with various due dates through September 1997. Mr. Jody Frank, a director of the Company, is a shareholder of GTS.

         International Telephone Centers

         In September 1995, the Company sold its approximately 24% interest in Artel Business & Telecommunications, Inc. ("Artel"), an international telecommunications joint venture in Russia which was established to provide international telephone access and intercity service to selected cities in Russia through public telephone calling centers in Moscow. The sale was to Alternative Telecommunication Services International Limited, the Company's partner in Artel. The Company received $0.5 million in cash and a promissory note for $1.5 million bearing interest at 8% to be paid in six installments over two years.

DISCONTINUED OPERATIONS

         Cellular Telephone Operations

         In December 1994, as part of its effort to return its focus to its core public pay telephone business, the Company adopted a formal plan to divest itself of its cellular telephone operations conducted through PTC Cellular, Inc. ("PTCC"), the Company's 90% owned subsidiary. PTCC operated cellular telephones installed in rental cars as well hand-held portable cellular telephones.

         In November 1995, substantially all of the assets of PTCC were sold to Shared Technologies Cellular, Inc. ("STC") effective as of November 1, 1995. The assets were sold for a promissory note in the amount of $2.0 million payable semiannually with a term of 5 years and an interest rate of 8%, a potential $2.5 million royalty earn-out, shares of STC common stock and $0.3 million in cash. STC also assumed the payment of $1.2 million of PTCC's liabilities. In addition, the Company's hand-held portable cellular telephone assets were sold to STC in July 1995 for approximately $0.2 million in cash.

REGULATION

         The Company's operations are significantly influenced by the regulation of public pay telephone, inmate telephone, long-distance reseller and other telecommunications services. Authority for regulation of these services has traditionally been vested concurrently in the FCC and the various state public utility commissions. Regulatory jurisdiction has generally been determined by the interstate or intrastate character of the subject service, and the degree of regulatory oversight varies among jurisdictions. While most matters affecting the Company's operations fall within the administrative purview of these regulatory agencies, state and federal legislatures and the federal district court administering the AT&T Divestiture consent decree have also been involved in establishing certain rules governing aspects of the Company's operations.

         Passage of the new Telecom Act (see "Public Public Pay Telephone Industry Overview") vests broad new authority in the FCC with regard to the regulation of public pay telephone services. As an outgrowth of the Telecom Act, the Company believes there will be an expansion of the FCC's role in shaping overall regulatory requirements for the public pay telephone industry while there will be a decrease in the respective roles of state regulators and the AT&T Divestiture court as it pertains to public pay telephone service although there can be no assurances given the limited experience of the industry under the Telecom Act. Specifically, pursuant to Section 276, the rules adopted by the FCC under the new payphone provisions of the Telecom Act will preempt any inconsistent payphone regulation by a state authority. Moreover, based upon the general interpretation given throughout the telecommunications industry, once the FCC adopts regulations to implement Section 276, there will be no effective ongoing role of the AT&T Divestiture court for any purpose relevant to the Company's operations. Although this expected restructuring of the traditional jurisdictional and regulatory authorities for public pay telephone service comports with the best current information available to the Company, final analysis must await the adoption of rules by the FCC within nine months of the passage of the Telecom Act, as provided under the Telecom Act, and the conclusion of any potential litigation contesting the FCC's action. Pending adoption of the FCC's Telecom Act implementation rules, the Company believes that the prior federal and state regulatory structures will remain applicable, and the Company will continue to operate in accordance therewith.

         State Regulation

         State regulatory commissions have historically been responsible for regulating the rates, terms and conditions of intrastate public pay telephone and inmate telephone services. This has involved the setting of rate ceilings on service provided to end users of the payphone; establishing rates paid by competitive public pay telephone providers to the LEC's for lines and local/intraLATA services; imposing mandatory service and operational requirements and, in several cases, establishing an intrastate "dial-around" compensation or "set use fee" mechanism for payphone providers. As discussed above, these existing state regulatory rules are subject to significant revision, and the Company believes preemption of some aspects of state regulation may occur on a prospective basis pursuant to the terms of the Telcom Act and the regulations to be adopted thereunder by the FCC.

         To date, the degree to which states regulate the types of services offered by the Company varies widely, from certain states which do not require any certification or authorization to operate within the state, to other states that have prohibited non-LEC public pay telephone services entirely. In most states which permit such services, approval to operate in the state involves the submission of a certification application and an agreement by the Company to comply with the rules, regulations and reporting requirements of the state. The Company has obtained the requisite regulatory approvals to provide public pay telephone, and where applicable, inmate telephone services, in all states in which the Company currently provides such services.

         Although there can be no assurances, the Company believes that other provisions of the Telecom Act may allow preemption of state regulations otherwise prohibiting public pay telephone competition within a state, which would create the opportunity to provide service in all state jurisdictions including the four that have limited entry to date: Alaska, Connecticut, Hawaii and Oklahoma. In addition, Hawaii and Oklahoma now have proceedings underway that may result in the lifting of competitive payphone entry restrictions at the state level even prior to any challenges of state bans under the Telecom Act. A petition, based on the Telecom Act, to preempt Connecticut's ban on provision of payphone servicing by independent providers has been filed at the FCC.

         A number of states such as Illinois, Iowa, Michigan, Wisconsin and Wyoming have increased their rate for local coin calls to $.35 and an increasing number of states are considering taking that action. The Company cannot predict when or if such increases will be enacted by those states.

         The Company is also affected by state regulation of operator services, either directly with respect to operator services provided by the Company or indirectly through the impact upon the operator services providers utilized by the Company. Typically, state regulatory bodies have adopted intrastate provisions that are similar or identical to the regulations adopted by the FCC pursuant to the Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA"). These regulations address "branding", "posting" and "unblocking" requirements for public public pay telephones, to which a significant number of states have also added rate regulation in the form of rate "ceilings", reporting requirements, and restrictions on the handling of certain call categories (i.e., "0-"/"0+" intraLATA). The Company, or its designated carrier(s), have obtained the required intrastate operator service authorizations, including, where applicable, certificates of public convenience and necessity and approval or acceptance of tariffs in all jurisdictions in which the Company provides service. As with the future regulation of public pay telephone and inmate services, the scope and application of state regulatory requirements to operator services provided in a public pay telephone context remain uncertain, pending implementation of the new Telecom Act by the FCC.

         The Company is certificated as an operator service provider/interexchange carrier, or has the right to provide operator and interexchange services under its PTC Services brand in the following states:
California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Michigan, Missouri, Nebraska, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia and Washington.

         Federal Regulation

         Regulation of the public pay telephone and inmate telephone businesses at the federal level has traditionally not been as detailed or comprehensive as the state regulatory regimes described in the preceding section. The FCC, since first authorizing the registration and interconnection of "instrument implemented" public pay telephones in 1984, has primarily addressed issues of basic interconnection to the Public Switched Network for the provision of interstate telecommunications services from payphones, implementation of the provisions of TOCSIA involving "branding", "posting", "rate quoting", and "unblocking" access code dialing to all operator services providers from public pay telephones, establishment of "dial-around" compensation for interstate carrier access code calls from public pay telephones and the handling of general consumer complaints with regard to public pay telephone services.

         The Company believes that the passage of the Telecom Act marks a significant change in the form and scope of prospective federal regulation for public pay telephone service and hence for providers of the service, including the Company. The Telecom Act defines "payphone service" to mean "the provision of public or semipublic pay telephones, the provision of inmate telephone service in correctional institutions, and any ancillary service." Under Section 276 of the Telecom Act, the FCC is charged with implementing rules in nine months that will: (i) establish a comprehensive compensation system to ensure that public pay telephone providers are fairly compensated on all intrastate and interstate calls made from their public pay telephones (excluding only 911 calls and telecommunications relay service calls for hearing disabled individuals);
(ii) discontinue traditional interstate and intrastate payphone subsidies for LEC payphones from the regulated rate base operation of the LECs; (iii) prescribe a set of safeguards for RBOC payphone service to eliminate future discrimination or subsidies in favor of RBOC payphone services; (iv) provide for the RBOC's ability to select and contract with interLATA carriers for RBOC payphones, subject to contractual rights negotiated and vested with the location provider and to a potential FCC finding that this interLATA selection authority for the RBOCs is not in the public interest; and, (v) provide for all payphone service providers, subject to contractual rights negotiated and vested with the Location Owner, to have authority to select the intraLATA service provider of choice. In addition to these core provisions, the Telecom Act also provides that: (i) the FCC will determine whether "public interest" payphones should be maintained and, if so, how they should be supported "fairly and equitably"; (ii) prior contracts between location providers and payphone service providers, or interLATA or intraLATA carriers, are "grandfathered"; and, (iii) any state requirements inconsistent with FCC regulations adopted under Section 276 will be "preempted" by the FCC's rules.

         The Company has supported the introduction and passage of this payphone section of the Telecom Act, and anticipates that the framework established by this legislation will address many of the fundamental regulatory/competitive problems that have plagued the public communications industry from its inception. While the Company believes that the Telecom Act could lead to enhanced financial performance by the Company, there can be no certainty of such an impact occurring, and the magnitude or timing of such impact, if any, remains subject to significant conjecture pending adoption of the FCC rules mandated by the Telecom Act.

         In addition, while the Company believes the enactment and implementation of the payphone provisions of the Telecom Act will result in an overall improvement to the competitive environment in which the Company operates, the Company also recognizes the potential for increased competitive pressures from the RBOCs or other LECs which may be more aggressive in the largely deregulated mode provided for under the Telecom Act. The specific provisions of the FCC's rules addressing the selection of a long distance carrier for the RBOC payphones, the adequacy of the transfer valuation assigned to the RBOC payphone operations upon their removal from regulated rate base accounts and whether the precise "non-structural" safeguards applicable to the RBOCs and LECs are effective in eliminating cross subsidies and discrimination, will all significantly impact the level and scope of competition faced by the Company in the public pay telephone market in the future.

         Along with the FCC proceedings to implement the provisions of the Telecom Act, there remain pending several other FCC matters that potentially affect the Company and its operations.

         On April 9, 1992, the FCC proposed a new access plan for operator assisted interstate calls dialed on a "0+" basis. Currently "0+" calls are sent directly from the payphone through the LEC network to the operator service provider selected by the host location. Under the proposed access plan, known as "Billed Party Preference" ("BPP"), "0+" calls would be sent instead to the operator service provider chosen by the party paying for the call. The BPP environment allows a telephone user making a 0+ call to bill a call to the user's pre-established carrier at the user's home or office, thereby bypassing the opportunity for the pre-subscribed carrier at the public pay telephone to handle and receive revenues from the call and for the Company to earn a commission on the call.

         The FCC has tentatively concluded that a nationwide BPP system for interstate operator assisted calls is in the public interest. However, substantial opposition to the BPP proposal has developed and the FCC has taken no action to date. If this system were to be enacted, the Company could experience a reduction in revenues it now receives on these calls and would, accordingly, be unable to pay commissions to location owners for the traffic. The FCC has requested and received public comment on the basic BPP proposal and on the issue of what compensation mechanisms for payphone providers would be necessary in a BPP environment. The proposal remains under consideration by the FCC, and the outcome is uncertain and could be influenced by implementation of the Telecom Act. Specifically, the Telecom Act may require that the Company receive compensation for any completed call routed through BPP.

         In addition, the American Public Communications Council ("APCC"), of which the Company is a member, along with other telecommunications companies and trade associations, has filed with the FCC for implementation of a "rate ceiling" on interstate "0+" calls from public pay telephones as an alternative to the BPP proposal. Because the Company utilizes AT&T as its primary interstate carrier from the Company's public pay telephone base nationwide, implementation of a "rate ceiling" regulatory regime by the FCC does not appear to represent a serious financial risk to the Company. However, as with the underlying BPP proposal, the "rate ceiling" alternative is pending before the FCC, and the outcome remains uncertain, and could be influenced by implementation of the Telecom Act.

         The FCC also has proceedings underway, or to be initiated, addressing the expansion of "per call" compensation to all interexchange carriers, an increase in the amount of compensation overall and inclusion of 1-800 subscriber calls (i.e., 1-800 FLOWERS/1-800 LLBEAN) in the compensation system. It is anticipated that these later issues will be finally resolved within the context of the FCC's proceedings to implement the Telecom Act, although the Company cannot determine the timing of these events with any certainty or what such resolution may entail.

EMPLOYEES

         As of December 31, 1995, the Company had approximately 444 employees, approximately 103 of whom were executive, administrative, accounting, sales or clerical personnel and approximately 341 of whom were installers, maintenance and repair personnel and coin collectors.

ITEM 2. PROPERTIES

         The Company's headquarters facility, consisting of a 68,000 square-foot building located at 2300 N.W. 89th Place, Miami, Florida, was purchased for $3.5 million. The facility was subject to a mortgage held by NationsBank in the amount of $2.5 million and bearing interest at the rate of 7.38% per annum, amortizing over 15 years and due in March 1998. The mortgage balance was paid by the Company in 1995.

         The Company maintains 21 service facilities which are linked to the Company's headquarters by computer. The Company considers its current facilities adequate for its business purposes.

ITEM 3.  LEGAL PROCEEDINGS

         In 1993, the Company filed a law suit in the United States District Court for the Southern District of

Florida against BellSouth Telecommunications, Inc., a unit of BellSouth Corp. that does business as Southern Bell Telephone and Telegraph ("BellSouth"), alleging, among other things, violations of the federal and state antitrust laws based upon alleged monopolization and misrepresentations in connection with BellSouth's operation of its public pay telephone business in Florida. The suit seeks unspecified damages and other relief. In September 1995, the Court entered partial summary judgment against the Company on its federal and state antitrust claims but allowed the Company's common law fraud and misrepresentation claims to remain pending. In March 1996, the Court granted the parties' request for a brief stay of the action to facilitate settlement negotiations. Based upon the current status of the case, the Company is unable to predict the outcome of these negotiations or the litigation.

         In 1994, a class action complaint was filed in the United States District Court, for the Southern District of Florida, by Albert Hirschensohn, et.al., naming the Company, Jeffrey Hanft, Chairman, and Richard Militello, Chief Operating Officer, as defendants. The complaint was later amended to include Robert D. Rubin, the then President. The amended complaint alleged violations of certain federal securities laws through the issuance of "false and misleading" statements in connection with the proposed merger (subsequently terminated) with IDB Communications Group, Inc. and the Company's 1994 results. The amended complaint sought the recovery of unspecified compensatory damages on behalf of the class. In July 1995, the parties agreed to settle this action in its entirety through the establishment of a settlement fund (of which the Company's portion was $925,000). In January 1996, the settlement was approved by the Court and the case was dismissed.

         In December 1995, Cellular World, Inc. filed a complaint in Dade County Circuit Court against the Company and its subsidiary, PTC Cellular, Inc., alleging wrongful interference with Cellular World's advantageous business relationship with Alamo Rent-A-Car and infringement upon Cellular World's proprietary cellular car phone rental system equipment. Cellular World is seeking damages alleged to exceed $10 million. The Company believes the complaint is without merit and intends to vigorously contest and defend the action. Based upon the preliminary status of the litigation, the Company is unable to predict the final outcome of the litigation.

         The Company is also subject to various ordinary and routine legal proceedings arising out of the conduct of its business. The Company does not believe that the ultimate disposition of these proceedings will have a material adverse effect on its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1995, the Company did not submit any matter to a vote of security holders.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

                  Price Range of Common Stock

         The Common Stock of the Company is traded on the National Market System of NASDAQ under the symbol PTEL. The following table sets forth the high and low closing sales prices per share of Common Stock as reported on the National Market System of NASDAQ for the periods indicated. Quotations represent prices between dealers and do not reflect mark-ups, mark-downs or commissions.

                                                            High         Low
         Year ended December 31, 1995:

                  First Quarter.......................      $5.38      $4.00
                  Second Quarter......................       5.13       3.88
                  Third Quarter.......................       5.06       3.50
                  Fourth Quarter......................       4.00       2.13

                                                            High         Low
         Year ended December 31, 1994:

                  First Quarter.......................     $11.25      $8.25
                  Second Quarter......................      15.25       4.75
                  Third Quarter.......................       6.38       3.52
                  Fourth Quarter......................       5.50       3.63

         As of March 22, 1996, the Company had 589 shareholders of record.

Dividend Policy

         The Company has never declared or paid cash dividends on its Common Stock. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company's credit agreement precludes the Company from purchasing, redeeming or retiring any of its capital stock without the prior written consent of its lenders or from paying dividends in excess of 25% of the Company's net income. The payment of dividends by the Company also is limited by provisions of the $100.0 million 12 1/4% Senior Notes due 2002 and by the Series C Cumulative Convertible Preferred Stock. Any future determination as to the payment of cash dividends will depend on a number of factors including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. There can be no assurance that the Company will pay any dividends in the future.

ITEM 6.      SELECTED FINANCIAL DATA

         The selected financial data should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. Continuing operations consist primarily of the public pay and inmate telephone businesses. Certain amounts for the prior years have been reclassified to conform with the current year presentation.

                                                                     YEAR ENDED DECEMBER 31,
                                                       1995          1994         1993      1992        1991
                                                  -------------- -----------   --------- ---------   -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues..........................              $ 138,391    $ 159,442    $117,005   $73,400     $55,876
Costs and expenses:
  Telephone charges.....................                 48,716       67,656      39,409    22,888      18,346
  Commissions...........................                 34,740       32,693      24,012    15,121      10,416
  Field service and collection..........                 23,382       21,334      13,760    10,013       6,386
  Depreciation and amortization.........                 22,451       22,522      15,031    10,037       7,867
  Selling, general and administrative ..                 11,859       14,580       8,998     7,310       7,233
  Interest .............................                  9,965        6,668       3,065     2,640       2,506
  Loss from impairment of inmate assets.                  4,740           -           -         -           -
  Loss from operations of  prepaid calling card and
    international telephone centers.....                     -         1,816       1,730        -           -
  Loss on disposal of prepaid calling card and
    international telephone centers.....                    566        3,690          -         -           -
  Litigation settlement expense.........                    925           -           -         -           -
  Other  ...............................                  5,252           -           -         -           -
                                                  ------------------------------------------------------------
Total costs and expenses................                162,596      170,959     106,005    68,009      52,754
(Loss) income from continuing operations
    before income taxes and extraordinary item          (24,205)     (11,517)     11,000     5,391       3,122
Benefit from (provision for) income taxes                 1,738        4,405      (4,144)   (1,943)     (1,240)
                                                      ---------------------------------------------------------
Net (loss) income from continuing operations
    before extraordinary item...........                (22,467)      (7,112)      6,856     3,448       1,882
Loss from discontinued operations.......                (12,066)     (11,281)     (1,514)     (192)         -
Extraordinary item, net.................                 (3,327)          -          -         -            -
                                                      ---------------------------------------------------------
Net (loss) income.......................              $ (37,860)  $  (18,393)   $  5,342   $ 3,256     $ 1,882
                                                      ==========  ===========   ========   =======     =======
(Loss) income per common and common equivalent
    share from continuing operations                  $   (1.43)  $     (.45)   $    .47   $   .30     $   .25
                                                      ==========  ===========   ========   =======     =======
Net (loss) income per common and common
    equivalent share...........................       $   (2.38)  $    (1.17)   $    .37   $   .28     $   .25
                                                      ==========  ===========   ========   =======     =======
Net (loss) income per common share assuming
    full dilution..............................      $    (2.38)  $    (1.17)   $    .37   $   .28     $   .22
                                                      ==========  ===========   ========   =======     =======
Weighted average number of outstanding shares
    of common stock:
    Primary....................................          16,091       15,713      14,479    11,633      10,046
    Fully diluted..............................          16,091       15,713      14,517    11,686      10,757

EBITDA(2)......................................      $    8,211   $   17,673    $ 29,096   $18,068     $13,495


                                                                            DECEMBER 31,
                                                        1995 (1)      1994(1)     1993(1)    1992(1)    1991(1)
                                                     ---------------------------------------------------------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)...............               $  (4,100)   $ (2,421)  $     673  $    690   $  (1,030)
Total assets............................                 160,071     190,591     173,342    79,257      45,036
Total long-term debt and preferred stock (3)             116,463      98,301      75,262    32,376      22,529
Shareholders' equity....................                  14,288      48,715      65,333    27,604      12,339



- ---------------
(1) The selected financial data presented, as of and for each of the years in the five-year period ended December 31, 1995, have been derived from the consolidated financial statements of the Company. The consolidated financial statements for the year ended December 31, 1995 were audited by Ernst & Young LLP, independent certified public accountants. The consolidated financial statements for the four year period ended December 31, 1994, were audited by Price Waterhouse LLP.
(2) EBITDA represents net earnings before interest, income taxes, depreciation and amortization. EBITDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements.
(3) Total long-term debt and preferred stock includes the long-term portion of the Company's notes payable, capital lease obligations and the Series C Cumulative Convertible Preferred Stock and preferred stock dividends payable.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the year ended December 31, 1995 to the year ended December 31, 1994 and the year ended December 31, 1994 to the year ended December 31, 1993, and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

Overview

In December 1994, in an effort to return the Company's focus to its core public pay telephone business, the Company's Board of Directors approved the divestiture of its inmate telephone, prepaid calling card business and international telephone centers and cellular telephone operations.

During 1995, the Company sold its prepaid calling card business and international telephone center operations for $6.3 million and $2.0 million, respectively. For financial accounting purposes, the operating results of the prepaid calling card business and international telephone centers have been segregated and reported as a separate component of continuing operations (see
Note 16 to the accompanying consolidated financial statements).

On October 9, 1995, the Company sold a portion of its inmate telephone operations for approximately $2.4 million, subject to certain regulatory consents and other conditions. During the third quarter of 1995, the Company decided to retain the remaining portion of its inmate telephone operations. This decision is a result of the Company's belief that the remaining operations can contribute to the cash flow and operating results of the Company. The accompanying consolidated financial statements have been reclassified to present the inmate telephone operations as part of continuing operations.

On November 13, 1995, the Company sold its cellular telephone operations for approximately $6.0 million (see Note 17 to the accompanying consolidated financial statements). The results of operations and loss on disposal are included in the consolidated financial statements as discontinued operations.

The financial results discussed below relate to continuing operations which consist primarily of the public pay and inmate telephone businesses.


                                                                                      PERCENT PERIOD-TO-PERIOD
                                                                                         INCREASE (DECREASE)
                                                  PERCENTAGE OF TOTAL REVENUES            1995        1994
                                                     Year Ended December 31,            Compared    Compared
                                                1995          1994         1993          to 1994     to 1993
                                             ----------     -------     ---------      -----------  ----------
Revenues
  Coin calls............................          56.6%       49.8%       48.4%           (1.3)%          40.3%
  Non-coin calls........................          43.3        48.9        51.1           (23.2)           30.5
  Service and other.....................           0.1         1.0         0.5           (92.5)          164.8
  Gain on sale of assets................            -          0.3          -           (100.0)          100.0
                                              ---------   --------    ---------
         Total revenues.................         100.0       100.0       100.0           (13.2)           36.3
Costs and expenses
  Telephone charges.....................          35.2        42.4        33.7           (28.0)           71.7
   Commissions..........................          25.1        20.5        20.5             6.3            36.2
   Field service and collection.........          16.9        13.4        11.8             9.6            55.0
   Depreciation and amortization........          16.2        14.1        12.9            (0.3)           49.8
   Selling, general and administrative..           8.6         9.2         7.7           (18.7)           62.0
   Interest ............................           7.2         4.2         2.6            49.4           117.6
   Loss from impairment of inmate assets           3.4          -           -            100.0              -
   Loss from operations of prepaid calling
     card and international telephone centers       -          1.1         1.4          (100.0)            5.0
   Loss on disposal of prepaid calling card
     and international telephone centers           0.4         2.3          -            (84.7)          100.0
   Litigation settlement expense........           0.7          -           -            100.0              -
   Other ...............................           3.8          -           -            100.0              -
                                              ---------   --------    ---------
     Total costs and expenses...........         117.5       107.2        90.6            (4.9)           61.3
                                              ---------   --------    ---------
(Loss) income from continuing operations
      before income taxes and
      extraordinary item................         (17.5)       (7.2)        9.4           110.2          (204.7)
Benefit from (provision for) income taxes          1.3         2.7        (3.5)          (60.5)         (206.3)
                                              ---------   --------    ---------
Net (loss) income from continuing
      operations before extraordinary
      item..............................         (16.2)%      (4.5)%       5.9%          215.9          (203.7)
                                              ========  ==========    =========

EBITDA..................................           5.9%       11.1%       24.9%          (53.5)          (39.3)


Revenues

         The Company primarily derives its revenues from coin and non-coin calls. Coin revenue represented approximately 56.6%, 49.8% and 48.4% of total revenues from continuing operations for the years ended December 31, 1995, 1994 and 1993, respectively. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue decreased 1.3% to $78.4 million in 1995 compared to 1994. The Company operated an average of approximately 39,000 public pay telephones in 1995 compared to an average of approximately 38,000 in 1994. The Company believes that the decrease in coin revenue per telephone is due primarily to: (i) the telephones added in 1995 having a lower average coin revenue per telephone than the Company's installed base in 1994; (ii) increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and (iii) the operation of more public pay telephones in closer proximity to the Company's telephones. Coin revenue increased 40.3% to $79.4 million in 1994 compared to 1993. This revenue growth was primarily attributable to growth in the Company's installed base of public pay telephones. The Company's installed public pay telephone base increased to an average of approximately 38,000 phones in 1994, up from an average of approximately 35,700 phones in 1993. The increase in the Company's 1994 revenues was also attributable to the inclusion of approximately 11,600 public pay telephones from the acquisition of assets from Ascom Communications, Inc. for a full year in 1994 versus approximately two months in 1993.

         During the second quarter of 1995, the Company signed a contract with AT&T to act as its primary third-party operator service provider. Prior to the execution of this agreement, non-coin calls were routed through the Company's private label operator service program. The Company records as revenue the total amount the end user pays for the call (net of taxes) when the call is completed through the Company's private label operator service. In contrast, the Company records as revenue the amount it receives from the third-party operator service provider, which represents a negotiated percentage of the total amount the caller pays for the call. The Company uses its private label operator service or a third-party operator service provider based on which service the Company believes nets it the highest gross margin from the call.

         Non-coin revenue represented approximately 43.3%, 48.9% and 51.1% of total revenues from continuing operations in 1995, 1994, and 1993, respectively. Non-coin revenue is derived from calling card calls, credit card calls, collect calls and third-party billed calls. In 1995, revenues from non-coin calls decreased by 23.2% to $59.9 million, compared to 1994. This decrease was primarily attributable to an increase in the number of public pay telephone calls placed through third-party operator service providers as opposed to the Company's private label operator service.

         Non-coin revenue increased by 30.5% to $78.0 million in 1994 compared to 1993. This increase was primarily attributable to the increase in the Company's installed base of public pay telephones in 1994 as described above and an increase in the percentage of total non-coin calls completed through the Company's private label operator services in 1994 which decreased the percentage of non-coin calls completed by the Company's selected third-party operator service provider.

         Also included in non-coin revenue are all calls placed through the Company's inmate telephones. Inmate revenues decreased approximately 38.7% to $26.0 million in 1995, compared to 1994. During 1995, the Company operated approximately 3,000 inmate telephone lines compared to approximately 4,000 in 1994. Inmate revenues grew in 1994 as compared to 1993 by approximately $7.2 million primarily as a result of the completion of several inmate acquisitions in 1993.

Operating Expenses

         Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges paid to LECs which include costs of basic service and transport of local coin calls, long-distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to Property Owners for revenues generated by public pay telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipt and certain other taxes, corporate travel and entertainment and various other expenses. Total operating expenses were approximately 85.8%, 85.5% and 73.7% of total revenues from continuing operations for the years ended December 31, 1995, 1994 and 1993, respectively.

         Telephone charges decreased 28.0% to $48.7 million in 1995 compared to 1994. This decrease is primarily a result of the decrease in the number of calls placed through the Company's private label operator service program. The Company paid the costs incurred to transmit, bill, collect and validate the call when the call was completed through its private label operator services. In contrast, the Company incurred no such costs when a third-party operator service provider completed the call. In addition, the Company experienced a decrease in line charges paid in the state of Florida due to regulatory changes which began in the third quarter of 1995. Telephone charges for 1995 included approximately $1.2 million of additional bad debt reserves related to both the inmate and public pay telephone operations. Telephone charges in 1995 included a reduction of interexchange carrier expense related to a settlement with a service provider for certain billing errors and underpayment of operator service revenue of approximately $1.3 million. Telephone charges in 1994 included one-time income adjustments of approximately $0.6 million for a signing bonus and volume discounts credited to the Company by certain of its service providers.

         Telephone charges increased 71.7% to $67.7 million in 1994 compared to 1993. This increase was primarily attributable to the increase in the installed public pay telephone base and in the number of calls completed through the Company's private label operator service program during 1994 compared to 1993. In 1993, the Company recorded a refund of telephone charges related to the overcharging of carrier costs and the underpayment of operator service revenues by certain vendors. Despite its ongoing negotiations with such vendors, as of December 31, 1994, due to the length of time elapsed since the original claims and the uncertainty as to the realizability of these refund claims, the Company fully reserved these amounts by a charge of approximately $1.6 million. Telephone charges in 1993 were reduced by approximately $1.7 million for certain excise and state sales and use tax refund claims. In addition, 1993 telephone charges included a one-time reduction of, among other things, validation, royalty and license fees of approximately $1.2 million related to the settlement of a vendor dispute.

         Commissions as a percentage of total revenues from continuing operations were approximately 25.1%, 20.5% and 20.5% for the years ended December 31, 1995, 1994 and 1993, respectively. The increase in commissions as a percentage of revenues in 1995 was primarily attributable to: (i) the reduction in revenue as a result of the Company's switch to a third-party operator service provider; (ii) higher commission rates paid in connection with the Atlanta Hartsfield International Airport account and (iii) the loss of certain low, fixed commission inmate contracts. In addition, due to increasing competition in both the public pay telephone and inmate telephone markets, the Company's commission rates for new and renewal contracts have increased.

         Field service and collection expenses as a percentage of total revenues from continuing operations was 16.9% in 1995, 13.4% in 1994 and 11.8% in 1993. The 1995 increase was primarily attributable to: (i) the reduction in revenue as a result of the Company's switch to a third-party operator service provider;
(ii) approximately $1.7 million recorded for inventory obsolescence reserves and
(iii) expenses incurred by the Company for a refurbishing program undertaken to improve the condition of the Company's public pay telephones. The Company currently expects that field service and collection expenses, excluding reserves for inventory obsolescence, will remain relatively constant over the next twelve months, as a percentage of revenues. The increase from 1993 to 1994 was primarily attributable to additional operations personnel, vehicle and rent expenses associated with assimilating acquired public pay telephones into the Company's existing network. Selling, general and administrative expenses decreased to $11.9 million, or 8.6% of total revenues from continuing operations, versus $14.6 million in 1994 and $9.0 million in 1993. The decrease in selling, general and administrative expenses in 1995 was primarily attributable to the cost reduction plan and reengineering efforts commenced by the Company in 1994. In 1994, selling, general and administrative expenses included approximately $1.6 million in non-recurring charges which included, among other things, amounts incurred for settling disputes and claims, severance costs, lease termination charges, and failed merger costs incurred in connection with the IDB transaction.

Depreciation

         Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using seven-year and ten-year useful lives for inmate and public pay telephone equipment, respectively. Amortization is primarily based on acquisition costs, including location contracts, goodwill and non-competition provisions, and is calculated on a straight-line method using estimated useful lives ranging from five to twenty years. Depreciation and amortization increased to $22.5 million in 1995 and 1994 from $15.0 million in 1993. The increase in depreciation and amortization is primarily attributable to increases in the number of installed public pay telephones that resulted from acquisitions in late 1993 and 1994, offset by the sale of a portion of the inmate telephone business and reduction of amortization as a result of the provision for impairment of inmate assets.

Interest

         In 1995, interest expense increased 49.4% to $10.0 million. This increase is primarily attributable to the higher interest rate on the Company's $100.0 million of Senior Notes as compared to the rates in effect on the Company's revolving line of credit in existence in 1994 and the inclusion of interest expense in continuing operations previously allocated to the Company's cellular operations which were included in discontinued operations.

         In 1994, interest expense increased 117.6% to $6.7 million. The increase was primarily attributable to increased bank borrowings under the Company's revolving line of credit from $67.5 million at December 31, 1993 to $100.2 million at December 31, 1994. The additional borrowings in 1994 under the Company's line of credit include approximately $16.6 million used for public pay telephone acquisitions and $16.1 million used for working capital purposes, which included a portion related to the funding of the discontinued operations. In addition, the Company experienced higher interest rates on its line of credit during 1994, which is consistent with overall increases in market interest rates for that period.

Provision for Impairment of Inmate Assets

         During the third quarter of 1995, the Company made a decision to retain the remaining portion of its inmate telephone operations. The Company's 1994 results included approximately $4.0 million for the anticipated loss on disposal and $0.1 million for the anticipated operating losses from January 1, 1995 through disposition. The inmate division's actual operating losses for the period it was accounted for as discontinued operations were $0.1 million. In 1995, the $4.0 million accrual for loss on disposal was reversed in discontinued operations and recorded in continuing operations as an impairment of assets. Also included in the 1995 results of operations is approximately $0.4 million for the loss on disposal of a portion of the inmate telephone business and a $0.4 million write-off of intangible assets associated with contracts not renewed by the Company.

Loss on Disposal of Prepaid Calling Card and International Telephone Centers

         Loss on disposal of prepaid calling card and international telephone centers includes the write-off of approximately $1.1 million of accounts receivable related to the Company's prepaid calling card business offset by $0.5 million received in connection with the Company's sale of its international telephone center operations (see Note 16 to the accompanying consolidated financial statements).

Litigation Settlement Expense

         During 1995, the Company settled a lawsuit brought by two shareholders against the Company and certain of its officers (see Note 15 to the accompanying consolidated financial statements).

Other

         Other expenses are comprised of approximately $0.6 million of losses for the Company's equity interest in an unconsolidated affiliate, approximately $1.4 million for the settlement of an employment contract with a former officer and approximately $3.2 million of reserves for potentially uncollectible loans receivable from certain officers (see Note 18 to the accompanying consolidated financial statements). No such expenses were incurred in 1994 or 1993.

Provision for Income Taxes

         During 1995, the Company recorded approximately $1.7 million in income tax benefits. Approximately $1.5 million of these tax benefits relate to the provision for impairment of inmate assets which, in 1995, was reversed in discontinued operations and recorded in continuing operations. This benefit was previously reflected in discontinued operations and recorded in December 1994. During 1995, the Company recorded valuation allowances of approximately $12.0 million against deferred tax assets that may not be realized.

         The Company's benefit from (provision for) income taxes increased $8.5 million in 1994 primarily due to a loss from continuing operations before income taxes and extraordinary item of approximately $11.5 million, compared to income from continued operations before taxes of approximately $11.0 million in 1993.

Net (Loss) Income from Continuing Operations before Extraordinary Item

         The Company had a net loss from continuing operations before extraordinary item of approximately $22.5 million in 1995 compared to a net loss from continuing operations before extraordinary item of approximately $7.1 million in 1994 and net income from continuing operations before extraordinary item of approximately $6.9 million in 1993.

Extraordinary Loss

         As a result of debt modifications during 1995, the Company recorded extraordinary losses from the write-off of deferred financing costs associated with the early extinguishment of debt of approximately $5.0 million, before the related income tax benefit of approximately $1.7 million.

Earnings Before Interest, Taxes, Depreciation and Amortization

         EBITDA is not presented as an alternative to operating results or cash flow from operations as determined by Generally Accepted Accounting Principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBITDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

         EBITDA from continuing operations decreased by $9.5 million in 1995 to $8.2 million compared to 1994. This decrease is attributable to: (i) a $4.7 million provision for the impairment of assets of the inmate telephone business;
(ii) approximately $3.2 million of reserves related to officer loans receivables; (iii) approximately $1.4 million related to the settlement of an officer employment agreement; (iv) the write-off of approximately $1.1 million of accounts receivable related to the prepaid calling card business; (v) approximately $0.9 million for the settlement of the shareholders' lawsuit; (vi) adjustments recorded for bad debt and inventory obsolescence as discussed above and (vii) the increase in commission expenses offset by decreases in telephone charges noted above.

         EBITDA from continuing operations decreased by $11.4 million to $17.7 million in 1994 compared to 1993. The calculation of EBITDA does not reflect adjustments for interest, depreciation and amortization included within the Loss from operations of prepaid calling card and international telephone centers and the Loss on disposal of prepaid calling card and international telephone centers as presented in the accompanying financial statements. The decrease was primarily attributed to approximately $3.8 million of non-recurring charges which include the $1.4 million of non-recurring charges in telephone charges and the $1.7 million of non-recurring charges in selling, general and administrative expenses discussed above. EBITDA also included approximately $1.8 million of losses related to the operations of the prepaid calling card and international telephone center business and a provision of approximately $3.7 million for the estimated impairment of asset value and losses from January 1, 1995 through the divestiture date. In addition, 1993 continuing operations included approximately $2.9 million of non-recurring income.

Liquidity and Capital Resources

         During the year ended December 31, 1995, the Company financed its operations from operating cash flow and net proceeds received in July 1995 from the issuance of $100.0 million of Senior Notes due 2002 (the "Senior Notes") and $15.0 million of Cumulative Convertible Preferred Stock (the "Preferred Stock"). The Company's operating cash flow was $10.8 million compared to $(0.2) million in 1994 and $20.1 million in 1993.

         The Company's working capital deficit was approximately $4.1 million, with a current ratio of .86 to 1, at December 31, 1995. This is compared to a working capital deficit of $2.4 million and a current ratio of .94 to 1 at December 31, 1994. The change in the Company's working capital is primarily a result of the write down of the net assets of discontinued operations which were included in current assets as of December 31, 1994 and the accrual of certain other liabilities related to the disposition of the cellular telephone operations. This decrease is partially offset by approximately $12.2 million of debt repayments which were reclassified from current liabilities to long-term debt as a result of the July 1995 refinancing transaction.

         In an effort to extend its debt maturities to reflect the long-term nature of its assets and to provide increased operational and financial flexibility to take advantage of growth opportunities in its core public pay telephone business, the Company completed a private placement of Senior Notes and Preferred Stock in July 1995. In addition to the above transactions, the Company entered into a new $40.0 million revolving credit facility (the "New Credit Facility"). Proceeds from the sale of the Senior Notes, together with the proceeds from the sale of the Preferred Stock, were used to repay the prior credit facility and various other obligations of the Company.

         At December 31, 1995, the Company was not in compliance with certain financial covenants contained in the New Credit Facility. The Company has obtained a waiver for the non-compliance from its lender. The Company and the Bank have agreed to amend certain terms of the New Credit Facility which will, among other things, decrease the credit facility to $10.0 million and reduce the requirements of certain restrictive financial covenants. The amended credit facility will bear interest at prime rate plus 2% and will require the repayment of all outstanding principal balances in September 1997. As of December 31, 1995, the Company had no amounts borrowed under the credit facility.

         Based upon current expectations, the Company believes that cash flow from operations, together with amounts which may be borrowed under the amended credit facility, will be adequate for it to meet its working capital requirements, pursue its business strategy and service its obligations with respect to the Senior Notes, although there can be no assurance that it will be able to do so.

Discontinued Operations

         During December 1994, the Company's Board of Directors approved the divestiture of its cellular telephone rental operations. In the December 31, 1994 consolidated financial statements, the Company recorded a provision for the estimated losses of the cellular telephone business from January 1, 1994 through the anticipated divestiture date.

         On November 13, 1995, the Company sold its cellular telephone operations to Shared Technologies Cellular, Inc. ("STC") for approximately $6.0 million. The assets were sold for $0.3 million in cash, a $2.0 million promissory note bearing interest at 8.0% with principal and interest payable semiannually through 2000, shares of STC common stock, a $2.5 million potential revenue earn out and payment of approximately $1.2 million of PTCC's liabilities by STC. For financial accounting purposes, the $2.5 million potential earn out will be recognized as received. This transaction has resulted in a loss of approximately $14.6 million which has been recorded as a loss on disposal in the accompanying statements of operations for the year ended December 31, 1995. The difference between the actual loss and the estimated loss on disposal resulted from, among other things, changes in market conditions, disputes over liabilities for cellular cloning charges, decreased revenue attributable to PIN numbers introduced by the cellular carriers to prevent cloning and a delay in creating a new phone technology to deal with PIN numbers and other matters (see
Note 17 to the accompanying consolidated financial statements).

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                   PAGE NUMBERS

Reports of Independent Certified Public Accountants...............    34-36

Consolidated Balance Sheets for
  December 31, 1995 and 1994......................................    37


Consolidated Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993................................    38


Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1995, 1994 and 1993....................    39


Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993................................    40-41


Notes to Consolidated Financial Statements........................    42-64

SCHEDULES:

 II - Valuation and Qualifying Accounts and Reserves..............    65

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Peoples Telephone Company, Inc.

We have audited the consolidated balance sheet of Peoples Telephone Company, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1995 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Telephone Company, Inc. and subsidiaries at December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1995, when considered in relation to the basic financial statement takes as a whole, presents fairly in all material respects the information set forth therein.


                                                 ERNST & YOUNG LLP

Miami, Florida
March 8, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders' of Peoples Telephone Company, Inc.

In our opinion, the consolidated financial statements as of December 31, 1994 and for the years ended December 31, 1994 and 1993 listed in the accompanying index present fairly, in all material respects, the financial position of Peoples Telephone Company, Inc. and its subsidiaries (the Company) at December 31, 1994 and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Peoples Telephone Company, Inc. and its subsidiaries for any period subsequent to December 31, 1994.

The accompanying financial statements as of December 31, 1994 and for the years ended December 31, 1994 and 1993 have been prepared assuming the Company will continue as a going concern. The Company's failure to make an April 1995 payment due on a promissory note and the restatement of the Company's first quarter 1994 financial statements on Form 10-Q has caused a default under the Company's revolving line of credit and under the Company's mortgage note agreement. The Company obtained from the lenders a waiver of default related to its first quarter 1994 restatement and subject to certain conditions being met by the Company by June 30, 1995, obtained a waiver of default arising from its failure to make the April 1995 payment on a promissory note. With respect to its mortgage note agreement, the Company obtained a waiver subject to the condition that on or before the earlier of one day after the closing of the Senior Note offering or August 31, 1995 the mortgage note and all other obligations owed the mortgage lender be paid in full. In the event the conditions are not satisfied by their prescribed dates, the waivers would be withdrawn, an event of default under the revolving line of credit and the mortgage note agreement would exist and the lenders would have the right to call the loans. Also, should the Company satisfy the aforementioned conditions by the prescribed dates, the Company's remaining balance of its revolving line of credit is due in full on May 31, 1996. The Company is in the process of offering under an exemption from the registration requirements of the Securities Act of 1933, $100 million of Senior Notes due 2002; the proceeds of which, if such offering is successful, together with a proposed $40 million credit agreement, will be used to repay the outstanding balance of the other line of credit, the promissory notes and the mortgage note. As a result, a substantial doubt arises about the Company's ability to continue as a going concern. The accompanying financial statements as of December 31, 1994 and for the years ended December 31, 1994 and 1993 do not include any adjustments that might result from the outcome of this uncertainty.

To the Board of Directors and Shareholders of Peoples Telephone Company, Inc.
Page 2

A complaint has been filed against the Company and certain officers on May 25, 1994 and amended May 26, 1995, which alleges violation of certain federal securities laws through the issuance of false and misleading statements regarding a failed merger. The complaint seeks class action certification as well as compensatory damages. In addition the aforementioned promissory note holder has asserted certain other claims against the Company. At the present time, the litigation matters are in the preliminary stage and management, on the advice of legal counsel, is presently unable to predict the ultimate outcome of the litigation. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements as of December 31, 1994 and for the years ended December 31, 1994 and 1993.

PRICE WATERHOUSE LLP

Miami, Florida
March 28, 1995, except as to the second paragraph of Note 18 (except for the statement related to Mr. Hanft's resignation), and the matters discussed in the second and third paragraphs of this report, which are as of May 31, 1995.

                         PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                   ASSETS                       1995         1994
                                                            ---------    ---------
Current assets
  Cash and cash equivalents .............................   $  12,366    $   7,663
  Accounts receivable, net of allowance for doubtful
   accounts of  $5,108 in 1995 and $6,035 in 1994 .......       7,100       17,682
  Inventory .............................................       1,990        2,994
  Prepaid expenses  and other current assets ............       3,764        3,411
  Net assets of prepaid calling card and international
     telephone center business ..........................        --          2,595
  Net assets of discontinued operations .................        --          6,809
                                                            ---------    ---------
     Total current assets ...............................      25,220       41,154
Property and equipment, net .............................      78,201       87,757
Location contracts, net .................................      29,270       35,040
Goodwill, net ...........................................       8,904        9,303
Intangible assets, net ..................................       2,620        3,994
Deferred income taxes ...................................       3,407        1,453
Investment in unconsolidated affiliate ..................       3,736        1,500
Other assets, net .......................................       8,713       10,390
                                                            ---------    ---------
     Total assets .......................................   $ 160,071    $ 190,591
                                                            =========    =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable and current maturities of long-term debt    $     506    $  14,718
  Current portion of obligations under capital leases ...       1,156        2,306
  Accounts payable and accrued expenses .................      19,603       22,799
  Accrued interest payable ..............................       5,603        1,061
  Income and other taxes payable ........................       2,452        2,691
                                                            ---------    ---------
     Total current liabilities ..........................      29,320       43,575
Notes payable and long-term debt ........................     101,259       95,934
Obligations under capital leases ........................       1,318        2,367
                                                            ---------    ---------
     Total liabilities ..................................     131,897      141,876
                                                            ---------    ---------
Commitments and contingencies (Notes 14 and 15) ...........        --           --
Preferred Stock
  Cumulative convertible preferred stock Series C,
    $.01 par value; 160 shares
    authorized; 150 shares issued and
    outstanding .........................................      13,413         --
  Preferred stock dividends payable .....................         473         --
                                                            ---------    ---------
      Total preferred stock .............................      13,886         --
Shareholders' equity
  Preferred stock; $.01 par value; 4,140 shares
    authorized; none issued and outstanding .............        --           --
  Convertible preferred stock; Series B, $.01 par value;
    600 shares  authorized; none issued and outstanding .        --           --
  Common stock; $.01 par value; 25,000 shares authorized;
   16,108 in 1995 and 15,789 in 1994 shares issued and
   outstanding ..........................................         161          158
  Capital in excess of par value ........................      61,573       58,143
  Accumulated deficit ...................................     (47,446)      (9,586)
                                                            ---------    ---------
     Total shareholders' equity .........................      14,288       48,715
                                                            ---------    ---------
     Total liabilities and shareholders' equity .........   $ 160,071    $ 190,591
                                                            =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                         1995         1994         1993
                                                      ---------    ---------    ---------
Revenues
  Coin calls ......................................   $  78,353    $  79,392    $  56,607
  Non-coin calls ..................................      59,916       77,994       59,788
  Service and other ...............................         122        1,615          610
  Gain on sale of asset ...........................        --            441         --
                                                      ---------    ---------    ---------
     Total revenues ...............................     138,391      159,442      117,005
                                                      ---------    ---------    ---------

Costs and expenses
  Telephone charges ...............................      48,716       67,656       39,409
  Commissions .....................................      34,740       32,693       24,012
  Field service and collection ....................      23,382       21,334       13,760
  Depreciation and amortization ...................      22,451       22,522       15,031
  Selling, general and administrative .............      11,859       14,580        8,998
  Interest ........................................       9,965        6,668        3,065
  Loss from impairment of inmate assets ...........       4,740         --           --
  Loss from operations of prepaid calling
    card and international telephone centers ......        --          1,816        1,730
  Loss on disposal of prepaid calling card
    and international telephone centers ...........         566        3,690         --
  Litigation settlement expense ...................         925         --           --
  Other ...........................................       5,252         --           --
                                                      ---------    ---------    ---------
     Total costs and expenses .....................     162,596      170,959      106,005
                                                      ---------    ---------    ---------

(Loss) income from continuing operations
  before income taxes and extraordinary item. .....     (24,205)     (11,517)      11,000
Benefit from (provision for) income taxes .........       1,738        4,405       (4,144)
                                                      ---------    ---------    ---------
Net (loss) income from continuing operations
  before extraordinary item .......................     (22,467)      (7,112)       6,856
                                                      ---------    ---------    ---------

Discontinued operations
    Loss from operations, net of tax
      benefit (provision) of $2,293 in 1994 and
      $(1,113) in 1993 ............................        --         (3,961)      (1,514)
    Loss on disposition, including a tax
      provision of $(1,521) in 1995 and $(1,885)
      in 1994 .....................................     (12,066)      (7,320)        --
                                                      ---------    ---------    ---------
    Loss  from discontinued operations ............     (12,066)     (11,281)      (1,514)
Extraordinary loss from extinguishment of debt, net
  of income tax benefit of $(1,737) ...............      (3,327)        --           --
                                                      ---------    ---------    ---------
    Net (loss) income .............................   $ (37,860)   $ (18,393)   $   5,342
                                                      =========    =========    =========

Primary and fully diluted earnings per share
  (Loss) income from continuing operations ........   $   (1.43)   $    (.45)   $     .47
  (Loss) from discontinued operations .............        (.75)        (.72)        (.10)
  Extraordinary loss, net .........................        (.20)        --           --
                                                      ---------    ---------    ---------
   Net (loss) income ..............................   $   (2.38)   $   (1.17)   $     .37
                                                      =========    =========    =========

Weighted average common and common
   equivalent shares outstanding ..................      16,091       15,713       14,479
                                                      =========    =========    =========
Weighted average common shares outstanding
   assuming full dilution .........................      16,091       15,713       14,517
                                                      =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          FOR THE PERIOD FROM JANUARY 1, 1993 THROUGH DECEMBER 31, 1995

                                          (in thousands, except per share data)
                                                                 SERIES B                    CAPITAL IN EXCESS
                                                             PREFERRED STOCK  COMMON STOCK     OF PAR  VALUE
                                                                -----------   -----------      -----------
Balance at January 1, 1993 .....................................$    -        $       111   $       24,028
                                                                ===========   ===========      ===========
Exercise of 540 warrants at $3.17-$4.67 per share...............     -                  5            1,721
Exercise of 1,754 options at $2.00-$8.00 per share.............      -                 18            6,245
Issuance of 621 shares of common stock for acquisitions........      -                  6            7,084
Issuance of 1,500 shares of common stock in public offering...       -                 15           13,985
Issuance costs associated with public offering of common stock       -            -                 (1,160)
Tax adjustment related to exercising options ...................     -            -                  4,468
Net income for the year.........................................     -            -                   -
                                                                -----------   -----------      -----------
Balance at December 31, 1993....................................$    -        $       155    $      56,371
                                                                ===========   ===========      ===========
Exercise of 150 warrants at $3.17 per share.....................     -                  2              473
Exercise of 177 options at $2.67-$7.83 per share................     -                  2              829
Cancellation of 54 shares relating to prior acquisitions........     -                 (1)            (499)
Tax adjustment related to exercising options....................     -            -                    255
Adjustment for issuance of warrants to a bank...................     -            -                  2,520
Officer and director notes receivable...........................     -            -                 (1,806)
Net loss for the year...........................................     -            -                   -
                                                                -----------   -----------      -----------
Balance at December 31, 1994....................................$    -       $        158      $    58,143
                                                                ===========   ===========      ===========
Exercise of 93 options at $2.00-$3.59 per share.................     -                  1              306
Issuance of 224 shares for prior acquisitions...................     -                  2            1,302
Series C Preferred stock dividends accrued......................     -             -                  (473)
Preferred stock issuance cost and warrant accretion.............     -             -                   (69)
Issuance of 275 preferred stock warrants........................     -             -                   558
Write-off of Officer and Director notes receivable..............     -             -                 1,806
Net loss for the year...........................................     -             -                  -
                                                                -----------   -----------      -----------
Balance at December 31, 1995....................................$    -        $       161      $    61,573
                                                                ===========    ===========      ===========

(WIDE TABLE CONTINUED FROM ABOVE)

                                                                 RETAINED EARNINGS
                                                              (ACCUMULATED DEFICIT)    TOTAL
                                                                       --------      ----------
Balance at January 1, 1993 .....................................    $     3,465      $   27,604
                                                                       ========      ==========
Exercise of 540 warrants at $3.17-$4.67 per share...............           -              1,726
Exercise of 1,754 options at $2.00-$8.00 per share.............            -              6,263
Issuance of 621 shares of common stock for acquisitions........            -              7,090
Issuance of 1,500 shares of common stock in public offering...             -             14,000
Issuance costs associated with public offering of common stock             -             (1,160)
Tax adjustment related to exercising options ...................           -              4,468
Net income for the year.........................................          5,342           5,342
                                                                       --------      ----------
Balance at December 31, 1993....................................    $     8,807      $   65,333
                                                                       ========      ==========
Exercise of 150 warrants at $3.17 per share.....................           -                475
Exercise of 177 options at $2.67-$7.83 per share................           -                831
Cancellation of 54 shares relating to prior acquisitions........           -               (500)
Tax adjustment related to exercising options....................           -                255
Adjustment for issuance of warrants to a bank...................           -              2,520
Officer and director notes receivable...........................           -             (1,806)
Net loss for the year...........................................        (18,393)        (18,393)
                                                                       --------      ----------
Balance at December 31, 1994....................................    $    (9,586)    $    48,715
                                                                       ========      ==========
Exercise of 93 options at $2.00-$3.59 per share.................           -                307
Issuance of 224 shares for prior acquisitions...................           -              1,304
Series C Preferred stock dividends accrued......................           -               (473)
Preferred stock issuance cost and warrant accretion.............           -                (69)
Issuance of 275 preferred stock warrants........................           -                558
Write-off of Officer and Director notes receivable..............           -              1,806
Net loss for the year...........................................        (37,860)        (37,860)
                                                                       --------      ----------
Balance at December 31, 1995....................................       $(47,446)     $   14,288
                                                                       ========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                  -----------------------------------
                                                                      1995         1994        1993
                                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income ...........................................   $ (37,860)   $ (18,393)   $   5,342
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ............................      22,451       22,522       15,031
     Deferred income taxes ....................................      (1,954)      (4,405)       3,192
     Extraordinary loss on debt extinguishment ................       5,064         --           --
     Equity in losses of unconsolidated affiliate .............         621         --           --
     Loss on disposition of assets, net .......................      15,906        8,585         --
     Write-off of officer receivables .........................       3,555         --           --
     Changes in assets and liabilities, excluding the effect of acquisitions:
       Decrease (increase) in accounts receivable, net.........       7,335         (736)     (10,515)
       Decrease (increase) in inventory .......................       1,004       (1,039)        (213)
       Decrease (increase) in prepaid expenses and
         other current assets .................................       1,156          (93)      (3,240)
       Decrease (increase) in other assets ....................       2,694       (4,871)      (3,502)
       (Decrease) increase in accounts payable and accrued
         expenses .............................................      (6,859)      (2,579)      12,691
       Decrease in other payables .............................        --           --           (482)
       Increase in accrued interest payable ...................       4,542          528          333
       (Increase) decrease in income and other taxes payable ..        (239)       1,909           67
       (Decrease) increase in minority interest ...............        --           (275)         275
       Net effect of discontinued operations and assets held
         for sale .............................................      (6,579)      (2,030)       1,078
                                                                  ---------    ---------    ---------
       Net cash provided by (used in) operating activities ....      10,837         (877)      20,057
                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions ............................      (5,189)     (10,992)     (24,119)
  Proceeds from property and equipment sales ..................       3,595        3,049         --
  Payments for acquisitions and certain contracts .............      (1,505)     (16,162)     (46,653)
  Increase in investment in unconsolidated affiliate ..........         127         --           --
  Contributions to joint ventures .............................        --           (211)      (2,701)
                                                                  ---------    ---------    ---------
  Net cash used in investing activities .......................      (2,972)     (24,316)     (73,473)
                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term debt .............................     101,600       31,252       49,360
  Principal payments on long-term debt ........................    (110,487)        (116)     (11,761)
  Principal payments under capital lease obligations ..........      (3,384)      (2,309)      (2,761)
  Debt issuance costs .........................................      (5,100)        --           (643)
  Exercise of stock options and warrants ......................         307        1,306        7,990
  Officer and director notes receivable .......................         --        (1,806)        --
  Proceeds from stock offering ................................      15,000         --         14,000
  Proceeds from the issuance of preferred stock warrants ......         100         --           --
  Issuance costs associated with stock offering ...............      (1,198)        --         (1,160)
                                                                  ---------    ---------    ---------
  Net cash (used in) provided by financing activities .........      (3,162)      28,327       55,025
                                                                  ---------    ---------    ---------
Net increase in cash and cash equivalents .....................       4,703        3,134        1,609
Cash and cash equivalents at beginning of year ................       7,663        4,529        2,920
                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of year ......................   $  12,366    $   7,663    $   4,529
                                                                  =========    =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                            ---------------------------------------
                                                                1995         1994          1993
                                                            -----------  ------------  ------------
  Cash paid during the year for:
    Interest................................                $     7,357  $      4,784  $      2,711
                                                            ===========  ============  ============
    Income taxes............................                $       242  $        201  $        490
                                                            ===========  ============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During 1994 and 1993, the Company purchased certain net assets of several corporations for a combination of cash, the Company's common stock and the issuance of notes payable. There were no acquisitions in 1995. However, the Company issued shares of its Common Stock in 1995 related to previous acquisitions. A summary of these transactions is as follows (in thousands):


                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                              -------------------------------
                                                  1995       1994        1993
                                              --------   --------    --------

   Fair value of net assets acquired ......   $   --     $ 22,882    $ 60,631
   Fair value of common stock issued and
     issuable .............................      1,304     (1,718)     (7,090)
   Principal amount of note payables issued
     and other liabilities ................       --       (6,687)     (7,868)
                                              --------   --------    --------
   Net amount paid ........................   $  1,304   $ 14,477    $ 45,673
                                              ========   ========    ========

During the years ended December 31, 1995, 1994 and 1993, the Company acquired fixed assets of approximately $1,185,000, $2,456,000 and $1,211,000, respectively, by incurring capital lease obligations for the same amounts.


The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Description of business

Peoples Telephone Company, Inc. (the "Company") owns, operates, services and maintains public pay and inmate telephone systems connected to the network of regulated telephone companies at various third party property owner locations and correctional facilities throughout the United States. In connection with the pay telephone systems, the Company also derives revenue from routing calls to operator service companies.

Changes in business

In December 1994, in an effort to return the Company's focus to its core public pay telephone business, the Company's Board of Directors approved the divestiture of its inmate telephone, prepaid calling card and international telephone centers and cellular telephone operations.

During 1995, the Company sold its prepaid calling card business and international telephone center operations for $6.3 million and $2.0 million, respectively (see Note 16).

During the third quarter of 1995, the Company decided to retain the remaining portion of its inmate telephone operations. This decision is a result of the Company's belief that the remaining operations can contribute to the cash flow and operating results of the Company. The accompanying consolidated statements of operations and of cash flows for the three years ended December 31, 1995, 1994 and 1993 have been reclassified to present the inmate telephone operations as part of continuing operations.

On October 9, 1995, the Company sold a portion of its inmate telephone operations for approximately $2.2 million subject to certain regulatory consents and other conditions. The net loss on sale of approximately $0.4 million is included in the Loss from impairment of inmate assets in the accompanying consolidated statement of operations in 1995.

The Company's 1994 results included approximately $4.0 million for the anticipated loss on disposal and $0.1 million for the anticipated operating losses from January 1, 1995 through disposition of the inmate telephone operations. The inmate division's actual operating losses in 1995 for the period it was accounted for as a discontinued operation were $0.1 million. The $4.0 million accrual for the loss on disposal has been reversed in discontinued operations and recorded as an impairment of assets in continuing operations in the accompanying consolidated statement of operations for the year ended December 31, 1995.

Also included in the loss for impairment of inmate assets is the write-off of approximately $0.4 million of intangible assets associated with location contracts not renewed by the Company.

On November 13, 1995, the Company sold its cellular telephone operations for approximately $6.0 million (see Note 17).

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The divestiture of the Company's prepaid calling card and international telephone centers and their results of operations have been segregated and are reported as a separate component of income from continuing operations (see Note 16).

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The divestiture of the Company's cellular telephone operations has been accounted for as discontinued operations. Accordingly, operating results and cash flows for the business have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows (see Note 17).

Acquisitions and joint ventures

During March 1994, the Company acquired certain assets of Emro Marketing Company for a purchase price of $1.7 million in cash. The assets acquired included approximately 1,045 pay telephones.

During June 1994, the Company acquired certain assets of the Atlantic Telco Joint Venture for approximately $11.5 million in cash. The Atlantic Telco Joint Venture owned and operated approximately 3,300 pay telephones and related location contracts. These phones are located primarily in Maryland and Virginia.

During July 1994, the Company acquired certain assets of Telecorp Funding, Inc. for approximately $1.9 million in cash and the Company's common stock. The assets acquired included approximately 600 public pay phones and related location contracts located primarily in New York City. The Company issued shares of its common stock subject to the asset purchase agreement in 1995.

During October 1994, the Company acquired Telecoin Communications, Ltd. for approximately $7.3 million in cash, assumption of liabilities and issuance of the Company's common stock. The assets acquired included approximately 2,155 pay telephones and their related location contracts. These phones are located primarily in Ohio and Pennsylvania. The Company issued shares of its common stock subject to the asset purchase agreement in 1995.

During 1993, the Company acquired certain net assets of several corporations with operations similar to the Company for a total of $60.6 million in cash, common stock and notes payable. The most significant acquisition during 1993 was the purchase of substantially all of the assets of Ascom Communications, Inc. ("ACI") in November 1993 for $40.0 million which consisted of $28.0 million funded by the Company's credit facilities, two promissory notes totaling $6.0 million and $6.0 million of the Company's stock (see Note 6 for the terms of the notes). The ACI acquisition added 11,600 public pay telephones and included dedicated switched network facilities installed in five states.

All 1994 and 1993 acquisitions were accounted for as purchases.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited pro forma condensed statements of operations for the years ended December 31, 1995 and 1994 have been prepared to reflect the sale of the prepaid calling card and international telephone center operations as if the sale had been consummated as of January 1, 1994, after giving effect to certain pro forma adjustments as discussed below (in thousands, except per share data).



                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                   --------------------------
                                                        1995         1994
                                                   -------------    ---------

     Total revenue .............................   $     138,391    $ 159,442
                                                   =============    =========

     Net loss from continuing operations .......   $     (21,922)   $  (6,248)
                                                   =============    =========

     Net loss per common and common
        equivalent share
       Primary and fully diluted ...............   $       (1.39)   $   (0.40)
                                                   =============    =========

Pro forma adjustments represent the Company's estimated equity in the losses of Global Link based on actual 1995 results and accrual of interest income on the notes receivable from Global Link.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of revenue

Revenue is recognized when earned. Coin call and non-coin call (alternate operator service and store and forward) revenues are recognized at the time the call is made. Revenue from service contracts is recognized on a straight-line basis over the term of the contract.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company defines cash and cash equivalents as those highly liquid investments purchased with an original maturity of three months or less.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets commencing when the equipment is installed or placed in service. Installed telephones and related equipment includes installation and other costs which are capitalized and amortized over the estimated useful lives of the equipment. The costs associated with maintenance, repair and refurbishment of telephone equipment are charged to expense as incurred.

Effective October 1, 1993, the Company revised its depreciation policy to recognize an extended estimated service life on its pay telephones from 7 to 10 years. The change in pay telephone depreciation reduced depreciation expense and decreased net loss or increased net income by approximately $3,501,000, $3,766,000 and $470,000 or $0.22, $0.24 and $0.03 per common share, for the years ended December 31, 1995, 1994 and 1993, respectively.

The capitalized cost of equipment and vehicles under capital leases is amortized over the lesser of the lease term or the asset's estimated useful life, and is included in depreciation and amortization expense in the consolidated statements of operations.

Inventories

Inventories, which consist primarily of replacement parts, are carried at the lower of cost or market, with cost being determined on the first-in, first-out basis.

Intangible assets

Location contracts and intangible assets primarily result from business combinations and signing bonuses paid to property owners and include acquisition costs allocated to location owner contracts, agreements not to compete, and other identifiable intangible assets. These assets are amortized on a straight-line basis over the estimated life assuming, in some instances, renewal of the underlying contracts (3 to 10 years). Accumulated amortization at December 31, 1995, 1994 and 1993 was approximately $15,115,000, $9,486,000 and
$5,505,000, respectively.

Goodwill arising from acquisitions is amortized on a straight-line basis over the periods to be benefited or 20 years, whichever is less. Accumulated amortization at December 31, 1995, 1994 and 1993 was approximately $2,795,000, $2,001,000 and $551,000, respectively.

The carrying value of intangible assets is periodically reviewed by the Company and impairments, if any, are recognized when the expected future undiscounted cash flows derived from such intangible assets are less than their carrying value.

In March 1995, the FASB issued Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Investments in which the Company has an ownership interest of at least 20 percent but not more than 50 percent are accounted for under the equity method. Investments of less than 20 percent are generally accounted for under the cost method.

Other Assets

Other Assets include primarily deferred financing costs, long-term deposits and a note receivable from a third party which purchased assets from the Company. The deferred financing costs are amortized over the term of the debt on a straight line basis. At December 31, 1995, 1994 and 1993, accumulated amortization of the deferred financing costs was $319,000, $1,905,000 and $711,000, respectively.

Income taxes

Deferred income taxes are recognized for temporary differences between the tax and financial reporting bases of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the tax assets will not be realized.

Stock Options

Options issued to employees or directors of the Company under the Company's non-qualified stock option plans are accounted for under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The exercise price of the Company's employer stock options equals the market price of the underlying stock on the date of grant, therefore no compensation expense is recognized under APB 25.

In October 1995, the FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which requires companies to either recognize expense for stock-based awards based on their fair value on the date of grant or provide footnote disclosures regarding the impact of such changes. The Company will adopt the provisions of SFAS 123 on January 1, 1996 but will continue to account for stock-based compensation under the provisions of APB25.

Earnings per share

Primary earnings per share amounts are computed based upon the weighted average number of common and common equivalent shares outstanding, assuming proceeds from the assumed exercise of options were used to purchase common shares outstanding at the average market price during the period, unless such exercise is antidilutive. Fully diluted earnings per share assumes that the proceeds were used to purchase common shares outstanding at the higher of the market value per share at the end of each period or the average market value during the period, unless such exercise is antidilutive (see Note 12).

Reclassification

Certain amounts for the prior years have been reclassified to conform with the current year presentation.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1995 and 1994, consist primarily of amounts due from a billing and collection clearinghouse for non-coin calls placed through the Company's public pay and inmate telephones and, to a lesser extent, commissions from various operator service companies which have been selected to handle non-coin calls not placed through the Company's automated operator system. Pursuant to the Company's agreement with the billing and collection clearinghouse, the collections from LECs are deposited into a trust account and then distributed directly to the Company. The balance due from one billing and collection clearinghouse was approximately $4,570,000 and $13,061,000 at December 31, 1995 and 1994, respectively.

In 1993, the Company recorded net receivables of approximately $1.7 million relating to the Company's refund claims for overpayment of excise taxes from the Internal Revenue Service and certain state sales and use taxes from various local exchange carriers. These refund claims were reflected as a reduction of telephone charges in the accompanying consolidated statements of operations and were recorded throughout 1993 as the refund claims were finalized. At December 31, 1994, approximately $980,000 of this amount remained and was included in the accounts receivable balance. At December 31, 1995, all uncollected balances were fully reserved.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

                                                                                           ESTIMATED
                                                                        DECEMBER 31,      USEFUL LIVES
                                                                     1995        1994      (IN YEARS)
                                                                  ---------    ---------    ---------
     Installed telephones and related equipment, including
       $1,542 under capital leases in 1994 ....................   $ 106,031    $ 104,720         7-10
     Telephones and related equipment pending installation ....       9,644        8,430
     Land .....................................................         950          950
     Building and improvements ................................       4,357        4,254           25
     Furniture, fixtures and office equipment .................       7,273        6,950          5-7
     Vehicles and equipment under capital leases ..............       4,619        4,905            4
     Other ....................................................       1,193        1,193            5
                                                                  ---------    ---------
                                                                    134,067      131,402
     Less  accumulated depreciation and amortization, including
       $1,689 and $1,656 for capital leases ...................     (55,866)     (43,645)
                                                                  ---------    ---------
                                                                  $  78,201    $  87,757
                                                                  =========    =========

During the third and fourth quarters of 1995, the Company recorded inventory obsolescence reserves of approximately $0.7 million and $1.0 million, respectively, which are included in Field service and collection expenses in the accompanying consolidated statements of operations.

Depreciation expense for the periods ended December 31, 1995, 1994 and 1993 was $14,733,000, $15,308,000 and $11,409,000, respectively.

The majority of the Company's assets are security for long-term bank debt (see
Note 6).

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has entered into various noncancellable leases which are classified as capital leases. Future minimum lease payments under the capitalized lease obligations, including imputed interest, are as follows (in thousands):

     FOR THE YEAR ENDING DECEMBER 31,
     -----------------------------------------------------------
     1996 ............................................   $ 1,398
     1997 ............................................     1,005
     1998 ............................................       427
     1999 ............................................        21
     2000 ............................................         7
                                                         -------
                                                           2,858
     Less  amount representing imputed interest ......      (358)
                                                         -------
     Present value of obligations under capital leases     2,500
     Less current interest payable ...................       (26)
     Less  current portion ...........................    (1,156)
                                                         -------
                                                         $ 1,318
                                                         =======

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                                       DECEMBER 31,
                                                    -----------------
                                                      1995      1994
                                                    -------   -------
     Telecommunication charges ..................   $ 5,165   $ 8,569
     Commissions ................................     4,503     3,272
     Telephone equipment purchased ..............       222       254
     Due on acquisitions ........................       369     3,077
     Other ......................................     9,344     7,627
                                                    -------   -------
                                                    $19,603   $22,799
                                                    =======   =======

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE AND LONG TERM DEBT

Notes payable and long-term debt consist of the following (in thousands):

                                                                                   DECEMBER 31,
                                                                            ----------------------
                                                                                 1995         1994
                                                                            ---------    ---------
     $100 Million Senior Notes due 2002 with a stated interest
     rate of 12 1/4% ....................................................   $ 100,000    $    --

     $125 million revolving line of credit with interest rates
     ranging from the Bank's prime rate plus 1 1/4% to LIBOR plus  2 1/2%        --        100,240

     $40 million revolving line of credit with interest rates ranging from the Bank's prime rate plus 1.5% to LIBOR plus 3.0%. At
     December 31, 1995, the Bank's prime rate was 8.5% and the LIBOR
     rate ranged from 6.125% to 7% ......................................        --           --

     Five-year promissory note to Ascom Communications, Inc. ............
     with interest rate at 7% ...........................................        --          4,000

     Mortgage note payable with interest rate at 7.38% ..................        --          2,513

     One-year promissory note to Ascom Communications, Inc. .............
     with interest rate at 5% .................................                  --          1,232

     Various notes payable acquired through the acquisition of
     Telecoin Communications, Ltd. with interest rates ranging
     from prime plus 1.25% to prime plus 1.5% and maturity
     dates ranging from due on demand to October 1998 ...................       1,745        2,645


     Other ..............................................................          20           22
                                                                            ---------    ---------
                                                                              101,765      110,652
     Less current maturities ............................................        (506)     (14,718)
                                                                            ---------    ---------
                                                                            $ 101,259    $  95,934
                                                                            =========    =========


During July 1995, the Company completed the sale of $100 million of Senior Notes due 2002 (the "Senior Notes") and the issuance of 150,000 shares of Series C Cumulative Convertible Preferred Stock (the "Preferred Stock") for $15.0 million (see Note 7). The net proceeds of approximately $108.7 million from the Senior Notes and the Preferred Stock were used to repay the aggregate outstanding balance of approximately $105.1 million due under the Company's revolving line of credit and certain other debt obligations including accrued interest.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Senior Notes bear interest at 12 1/4% per annum, payable semiannually beginning January 15, 1996. The Senior Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, on or after July 15, 2000, at pre-established redemption prices together with accrued and unpaid interest to the redemption date. The Company paid approximately $5.1 million in issuance costs which will be deferred and amortized over the term of the debt.

Simultaneously with the sale of the Senior Notes and issuance of the Preferred Stock, the Company executed the Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Creditanstalt Bankverein (the "Bank"). The Loan Agreement provided for a new $40.0 million credit facility bearing interest at rates ranging from the Bank's prime rate plus 1 1/2% to LIBOR plus 3%. All outstanding principal balances are due in full on April 30, 1999, and interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily unused balance of the credit facility under the Loan Agreement. The Loan Agreement is secured by substantially all of the Company's assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain net worth and cash flow levels and places certain restrictions on the payment of dividends.

In November 1995, the Loan Agreement was amended limiting the Company's availability under the credit facility based upon achieved levels of operating cash flow of the Company. At December 31, 1995, the Company had no amounts borrowed under the facility.

At December 31, 1995, the Company was not in compliance with certain financial covenants contained in the Loan Agreement. During February 1996, the Bank waived the Company's non-compliance with these covenants for the three month period ended December 31, 1995. In connection with the waiver, the Company and the Bank agreed to amend certain terms contained in the Loan Agreement (the "Amendment"). The Amendment, among other things, will decrease the facility to $10.0 million and will reduce the requirements of certain financial covenants. The amended credit facility will bear interest at the Bank's prime rate plus 2% and will require all outstanding principal balances to be repaid in September 1997.

As a result of various 1995 amendments to its credit facilities, the Company recorded extraordinary losses of $5.0 million for the write off of deferred financing costs associated with the early extinguishment of debt, before the income tax benefit of approximately $1.7 million.

In March 1993, the Company purchased land and an office building which became the principal offices of the Company. The purchase was financed with a bank in the principal amount of $2.7 million. All outstanding balances due under the mortgage note were repaid in conjunction with the refinancing transaction discussed above.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future maturities of the notes payable and long-term debt, based on amounts outstanding as of December 31, 1995, are as follows (in thousands):

          1996 ........................    $    506
          1997 ........................         750
          1998 ........................         509
          1999 ........................        --
          2000 ........................        --
          Thereafter                        100,000
                                           --------
                                           $101,765

NOTE 7 - PREFERRED STOCK

In connection with the refinancing discussed above, the Company issued 150,000 shares of Series C Cumulative Convertible Preferred Stock to UBS Partners, Inc., a wholly-owned subsidiary of Union Bank of Switzerland, for $15.0 million. The Preferred Stock cumulates dividends at an annual rate of 7%. The dividends are payable in cash or, at the Company's option during the first three years, will cumulate. The Preferred Stock is immediately convertible into shares of Common Stock of the Company at an initial conversion price of $5.25 per share and is mandatorily redeemable by the Company in July 2005. Pursuant to the terms of the Preferred Stock, the holders are entitled to elect two of the six members of the Company's Board of Directors and have voting rights equal to those of Common Shareholders. The Company paid issuance costs of approximately $1.2 million.

In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 275,000 shares of Common Stock of the Company to a third party who assisted with the transaction for approximately $100,000. The warrants are exercisable at $5.25 per share through the year 2005 and are valued at approximately $0.6 million (see Note 6).

The issuance costs and the value of the warrants are recorded as a reduction of the preferred stock balance and are accreted using the effective interest method through capital in excess of par value over the term of the Preferred Stock.

NOTE 8 - SHAREHOLDERS' EQUITY

In 1994, 1993, 1992 and 1990, under the terms of the Company's loan agreement, as amended, the Company granted its lender warrants to purchase 250,000, 300,000, 150,000, and 900,000 shares of common or preferred stock, respectively. The exercise price of 900,000 of these shares is $3.17 per share and the remaining 700,000 shares is $5.25 per share. The Company's lender exercised its right to purchase 150,000, 450,000 and 300,000 shares of common stock at $3.17 per share during 1994, 1993 and 1992, respectively. All warrants expire in the year 2000.

On August 31, 1993, the Company effected a 3 for 2 stock split effective September 27, 1993. The consolidated financial statements and related financial information have been retroactively adjusted to reflect the 3 for 2 split.

In August 1993, the Company completed the sale of 1,500,000 shares of its common stock in a registered private placement. After the deduction of the underwriting discount and other expenses of the private placement, the net proceeds to the Company were $12.8 million.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholder approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, provisions regarding redemption, conversion, liquidation preference and other rights and privileges.

In August 1988, the Company sold 90,000 shares of its previously authorized common stock. The sale consisted of 45,000 units at a price of $7.00 per unit. Each unit consisted of two shares of common stock together with one warrant to purchase a share of common stock at $4.33 and a share of common stock at $4.66. The warrants were exercised during 1993.

NOTE 9 - STOCK OPTION PLANS

The Company maintains three non-qualified stock option plans covering primarily employees and directors. Options under the three plans are issuable at the discretion of committees appointed by the Board of Directors. Certain options under the plans vest at rates of 10% and 33% per year from the date of issuance and may expire 30 days after the termination or resignation of the employee or director.

Under the terms of the plans, the exercise price for options granted is required to be at least the fair market value of the Company's common stock on the date of grant.

The following summarizes pertinent information covering stock options issued pursuant to the Company's stock option plans (in thousands, except per share data):

                                                               NUMBER OF SHARES
                                                --------------------------------------------
                                                    1995            1994            1993
                                                ------------    ------------    ------------
Outstanding, beginning  of year .............          2,794           1,803           2,797
Granted .....................................            200           1,198             776
Exercised ...................................            (93)           (177)         (1,754)
Cancelled ...................................           (629)            (30)            (16)
                                                ------------    ------------    ------------
Outstanding, end of year ....................          2,272           2,794           1,803
Exercisable, end of the year ................          2,055           1,975           1,425
                                                ============    ============    ============
Option price per share of outstanding options   $2.00-$11.38    $1.33-$11.38    $1.33-$11.38
                                                ============    ============    ============

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - EMPLOYEE SAVINGS PLAN

During November 1990, the Company established a savings plan under the provisions of section 401(k) of the Internal Revenue Code (the "Plan"), which covers substantially all employees. The Company's contributions to the Plan are discretionary. Employees participating in the Plan vest in amounts contributed by the Company over a period of 7 years. The Company matches 25% of employee contributions to a maximum of 6% of employee earnings each plan year. The Company's contributions totaled approximately $77,000, $103,000 and $54,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 11 - INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                                     FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                                1995       1994       1993
                                                             -------    -------    -------
          Currently payable:
            Federal......................................    $  --      $  --      $  (368)
            State ........................................       107         82        137
          Deferred .......................................    (1,845)    (4,487)     4,375
                                                             -------    -------    -------
                                                             $(1,738)   $(4,405)   $ 4,144
                                                             =======    =======    =======

A tax benefit of $0.3 million and $4.5 million attributable to the exercise of employee stock options was credited to shareholders' equity during 1994 and 1993, respectively.

A reconciliation between the Company's effective income tax rates and income tax statutory rates for the years ended December 31, 1995, 1994 and 1993 is as follows:
                                                  FOR THE YEAR ENDED
                                                    DECEMBER 31,
                                            ----------------------------
                                             1995       1994       1993
                                            ------     ------     ------
          Statutory tax rate ..........      (34.0)%    (34.0)%     35.0%
          Change in valuation allowance       29.3        --         --
          Non-deductible expenses .....        1.0       (2.7)       1.3
          State taxes and other, net ..       (3.5)      (1.5)       1.4
                                            ------     ------     ------
                                              (7.2)%    (38.2)%     37.7%
                                            ======     ======     ======

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The significant temporary differences included in the net deferred tax asset as of December 31, 1995 and 1994 are as follows (in thousands):

                                                               DECEMBER 31,
                                                          --------------------
                                                            1995        1994
                                                          --------    --------
Deferred tax assets:
  Net operating loss carryforward .....................   $ 20,185    $ 11,166
  Alternative Minimum Tax Credit carryforward .........        218         218
  Other ...............................................      9,343         972
                                                          --------    --------
  Total gross deferred tax assets......................     29,746      12,356
  Less - valuation allowance ..........................     12,023        --
                                                          --------    --------
  Net deferred tax assets..............................     17,723      12,356
                                                          --------    --------
Deferred tax liabilities:
  Difference between book and tax bases of fixed assets    (13,313)     (9,738)
  Other ...............................................     (1,003)     (1,165)
                                                          --------    --------
  Total deferred tax liabilities ......................    (14,316)    (10,903)
                                                          --------    --------
  Net deferred tax assets .............................   $  3,407    $  1,453
                                                          ========    ========

At December 31, 1995, the Company has tax net operating loss carry forwards of approximately $68.4 million, which expire in various amounts in the years 2002 to 2010. Approximately $3.2 million of these net operating loss carryforwards relate to business acquisitions for which annual utilization will be limited to approximately $330,000, with further limitation if future ownership changes occur. In addition, these loss carryforwards can only be utilized against future taxable income, if any, generated by these acquired companies as if these companies continued to file separate income tax returns.

During 1995, the deferred tax asset valuation allowance against net operating losses increased to $12.0 million. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods that temporary differences and carryforwards are expected to be available to reduce taxable income. Based upon past earnings history, trends, regulatory changes, expiration dates of net operating loss carryforwads and tax planning strategies that could be implemented, if necessary, to realize its deferred tax assets. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized due to the expiration of its operating loss carryforwards.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - EARNINGS PER SHARE

For the years ended December 31, 1995, 1994 and 1993, the treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Net (loss) income from continuing operations per share and the weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                              DECEMBER 31, 1995      DECEMBER 31, 1994      DECEMBER 31, 1993
                            ---------------------   --------------------    -----------------
                                          FULLY                   FULLY                FULLY
                            PRIMARY      DILUTED     PRIMARY     DILUTED    PRIMARY   DILUTED
                            --------    --------    --------    --------    -------   -------
Net (loss) income from
continuing operations       $(22,467)   $(22,467)   $ (7,112)   $ (7,112)   $ 6,856   $ 6,856
Deduct:
 Cumulative preferred
  stock dividend
  requirement                    473         473        --          --         --        --

                            --------    --------    --------    --------    -------   -------
(Loss) income for per
 share computations         $(22,940)   $(22,940)   $ (7,112)   $ (7,112)   $ 6,856   $ 6,856
                            ========    ========    ========    ========    =======   =======
Number of shares:
  Weighted average common
   shares outstanding         16,091      16,091      15,713      15,713     12,700    12,700
Add:
 Net additional
  shares issuable(1)            --          --          --          --        1,779     1,817
                            --------    --------    --------    --------    -------   -------
Weighted average
 shares used in the
 per share compu-
 tations                      16,091      16,091      15,713      15,713     14,479    14,517
                            ========    ========    ========    ========    =======   =======

                            $  (1.43)   $  (1.43)   $   (.45)   $   (.45)   $   .47   $   .47
                            ========    ========    ========    ========    =======   =======


1. Assumes exercise of outstanding common stock equivalents (options and warrants) at the beginning of the period, net of 20% limitation, if applicable, on the assumed repurchase of stock.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair market value of financial instruments held by the Company at December 31, 1995 are based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

Long-Term Debt

The fair value of the Company's Senior Notes was estimated by obtaining quoted market prices. The carrying amount and fair value of the Company's Senior Notes at December 31, 1995 were approximately $100 million and $80 million, respectively.

The fair value of the Company's credit facility is assumed to be equal to its carrying value. At December 31, 1995 there were no amounts outstanding under the credit facility. At December 31, 1994, the outstanding balance under the credit facility was approximately $100.2 million.

Preferred Stock

The Company's Preferred Stock does not have a quoted market price and the Company does not believe it is practicable to estimate a fair value different from the security's carrying value of approximately $13.4 million because of features unique to this security including, but not limited to, the right to appoint two directors and super majority voting requirements. The amounts due upon redemption equal $15.0 million plus accumulated dividends.

NOTE 14 - LEASES

The Company leases office and warehouse space under various noncancellable operating lease agreements expiring through 1999. Rental expense under such leases aggregated approximately $822,000 , $650,000 and $569,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company received $164,000 in sub-leasing income in 1995 and allocated approximately $150,000 in 1995 and 1994 for rent expense to its cellular telephone operations. Under a sub-leasing agreement with a third party, the Company will receive $237,000 and $138,000 in 1996 and 1997, respectively.

Future minimum payments under the above rental agreements as of December 31, 1995 are as follows (in thousands):

          FOR THE YEAR ENDING DECEMBER 31,
          ----------------------------------------
          1996 ............................   $645
          1997 ............................    238
          1998 ............................     36
          1999 ............................     12
          2000.............................     --
                                              ----
                                              $931
                                              ====

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES

During July 1995, the Company reached an agreement in principle for the settlement (the "Proposed Settlement") of a lawsuit seeking class action certification brought by two shareholders against the Company and certain of its officers and directors in the United States District Court, Southern District of Florida, alleging the violation of certain federal securities laws. The Company's share of the Proposed Settlement of approximately $0.9 million has been recorded in the accompanying Consolidated Statements of Operations. The Proposed Settlement was approved by the United States District Court during January 1996.

In June 1995, the Company settled a lawsuit filed against it by Ascom Communications, Inc. ("ACI") for approximately $5.7 million. This amount was equal to the amounts previously recorded for promissory notes issued in connection with the 1993 purchase of ACI. These notes were repaid in connection with the refinancing discussed in Note 6.

During April 1995, the Company settled a dispute with one of its vendors which resulted in a reduction of the amounts owed. Accounts payable and telephone charges were reduced during the first quarter of 1995 by approximately $1.3 million to reflect this settlement.

On July 1, 1993, the Company filed suit against Bell South Telecommunications, Inc., a unit of Bell South Corp., that does business as Southern Bell Telephone & Telegraph ("Bell South") alleging, among other things, violation of the federal and State of Florida antitrust laws based upon alleged monopolization and misrepresentation in connection with Southern Bell's operation of its pay telephone business in Florida. The suit seeks unspecified damages and other relief. The Company is unable to predict the outcome of the litigation.

During 1993, the Company negotiated a settlement of various issues that were in dispute with a major vendor. This agreement was finalized in 1994. As a result, the Company terminated certain of its capital leases and was released from certain obligations owed through October 31, 1993. This settlement has been reflected as a reduction of telephone charges in 1993 and approximated $1,156,000.

In addition to the aforementioned litigation, the Company is a party to certain legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such litigation will not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has employment contracts with certain officers which expire through December 31, 1998. The contracts provide for increases in annual base salary, contingent upon the profitability of the Company, as well as bonus and stock option provisions.

NOTE 16 - PREPAID CALLING CARD AND INTERNATIONAL TELEPHONE CENTERS

In December 1994, in an effort to return its focus to its core public pay telephone business, the Company's Board of Directors approved the sales of the Company's prepaid calling card and international telephone center operations.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During February 1995, the Company sold its prepaid calling card business to Global Link Teleco Corporation ("Global Link") for approximately $6.3 million. The Company received $1.0 million in cash, a $5.3 million promissory note due February 1998, bearing interest at 8.5%, payable quarterly, and shares of common stock of Global Link. For financial accounting purposes, the net gain of approximately $3.4 million will be deferred until cash on the notes is received. Accordingly, a provision for losses from January 1, 1995 through February 15, 1995, the divestiture date, of approximately $290,000 has been included in loss on disposal for the period ended December 31, 1994.

As a result of the February 1995 transaction with Global Link and because of a drafting error discovered in May 1995 that did not reflect the intentions of the parties, the Company's interest in the outstanding common stock of Global Link was 28.8% instead of the intended 19.99%. To correct this error, the Company reduced its share ownership to the intended 19.99% level.

Under the terms of the sale agreement, Global Link, on behalf of the Company, was responsible for the collection of receivables which arose prior to the sale of the Company's prepaid calling card business. As a result of Global Link's unsuccessful attempt to collect approximately $1.1 million of such receivables, the Company has included the write off of these amounts in the Loss on disposal of prepaid calling card and international telephone centers during the year ended December 31, 1995.

The Company's investment in Global Link is accounted for using the equity method. The Company's share of the results of operations of Global Link from the divestiture date through December 31, 1995 are included in "Other" in the accompanying consolidated statements of operations. The 1994 results of operations of the prepaid calling card business have been segregated and reported as a separate component of income from continuing operations.

The Company's investment in Global Link at December 31, 1995 represents $6.6 million of outstanding notes receivable and $1.1 million of other receivables less the $3.4 million deferred gain on the February 1995 transaction and $0.6 million representing the Company's share of Global Link's 1995 year to date operating loss and is included in Investments in unconsolidated affiliate in the accompanying consolidated balance sheet.

On March 1, 1996, Global Link consummated a merger transaction (the "Merger") with Global Telecommunications Solutions, Inc. ("GTS"). In connection with the Merger, the Company exchanged its outstanding notes and other receivables including accrued interest and its 19.99% equity ownership in Global Link for shares of GTS common stock, $0.6 million in cash and $1.5 million of notes receivables with various due dates through September 1997. For financial accounting purposes approximately $1.0 million of net gains will be deferred until cash from the receivables is collected a gain of approximately $0.3 million will be recorded in the first quarter of 1996.

During the year ended December 31, 1994, the Company recorded a provision of approximately $3.4 million for the estimated impairment of asset value for its international telephone center.

On September 28, 1995, the Company sold its international telephone center operations for $2.0 million. The Company received $0.5 million in cash and a $1.5 million promissory note. The note is payable in six installments of $250,000, due every four months beginning in January 1996. The note bears interest at 8% per annum. For financial accounting purposes, the recovery of $2.0 million previously written-off will be recognized

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


as the cash is received. Accordingly, $0.5 million gain has been included in Loss on disposal of prepaid calling card and international telephone centers in the accompanying consolidated statements of operations during the year ended December 31, 1995.

The following tables set forth the net assets and the results of operations for the Company's prepaid calling card business and international telephone center which are included in the accompanying consolidated financial statements (in thousands):

                                          DECEMBER 31,
                                        ---------------
                                          1995     1994
                                        ------   ------

          Current Assets, net .......   $ --     $1,286
          Fixed Assets, net .........     --        717
          Other long-term assets, net     --        592
                                        ------   ------
                                        $ --     $2,595
                                        ======   ======

                                               DECEMBER 31,
                                       ---------------------------
                                        1995       1994       1993
                                       -----    -------    -------

          Revenues .................   $ --     $ 5,149    $ 1,281

          Loss from operations .....     --      (1,816)    (1,731)
          Loss on disposal .........    (566)    (3,690)       --
                                       -----    -------    -------
          Total loss from operations
          before income taxes ......    (566)    (5,506)    (1,731)
          Benefit from income taxes      --       2,064        652
                                       -----    -------    -------
          Net loss from operations .   $(566)   $(3,442)   $(1,079)
                                       =====    =======    =======


The prepaid calling card and international telephone centers had revenues of $781,000 and net losses of $341,000 for the year ended December 31, 1995 which were previously accrued for in 1994.

NOTE 17 - DISCONTINUED OPERATIONS

In December 1994, as part of the effort to return its focus to its core public pay telephone business, the Company's Board of Directors also adopted a formal plan to divest itself of its inmate telephone and cellular telephone operations.

In 1994, in connection with the planned divestiture of the cellular telephone operations, the Company recorded a provision for the estimated impairment of asset values and losses through the anticipated divestiture date of approximately $4.8 million, net. This provision included approximately $3.2 million for the estimated operating losses of the cellular telephone operations for the year ended December 31, 1995. The provision was net of an estimated gain on disposition of approximately $1.8 million and included a valuation allowance of approximately $3.4 million against deferred tax assets that may not be realized upon the disposition of the cellular telephone operations.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On November 13, 1995, the Company sold its cellular telephone operations to Shared Technologies Cellular, Inc. ("STC") for approximately $6.0 million. The proceeds from the sale were $0.3 million in cash, a $2.0 million promissory note bearing interest at 8.0%, with principal and interest payable semi-annually through 2000, shares of STC common stock, a $2.5 million potential revenue earn out, and STC will pay approximately $1.2 million of PTCC's liabilities. For financial accounting purposes the $2.5 million potential earn out will be recognized as received. This transaction resulted in a loss of approximately $14.6 million which was recorded as a loss on disposal in September 1995. The loss on disposal includes a valuation allowance of approximately $5.5 million to reduce the deferred tax assets generated by this transaction to a level which, more likely than not, will be realized. The difference between the actual loss and the estimated loss on disposal resulted from ,among other things, changes in market conditions, disputes over liabilities for cellular cloning charges, decreased revenue attributable to PIN numbers introduced by the cellular carriers to prevent cloning and a delay in creating a new phone technology to deal with PIN numbers and other matters.

For the period from January 1, 1995 through the divestiture date, the cellular telephone operations had revenues of approximately $6.8 million and net operating losses of $3.7 million which were previously accrued for in 1994.

During the third quarter of 1995, the Company decided to retain the remaining portion of its inmate telephone operations (see Note 1). The accompanying consolidated financial statements have been reclassified to present the inmate telephone operations as part of continuing operations.

The Company's 1994 results included approximately $4.0 million for the anticipated loss on disposal and $0.1 million for the anticipated operating losses from January 1, 1995 through disposition of the inmate telephone operations. The inmate division's actual operating losses for the period it was accounted for as a discontinued operation, were $0.1 million. The $4.0 million accrual for the loss on disposal has been reversed in discontinued operations and recorded as an impairment of assets in continuing operations in the accompanying consolidated statements of operations for the year ended December 31, 1995.

The following combining tables set forth the net assets and liabilities and results of operations and loss on disposal of the cellular telephone operations as they are included in the consolidated financial statements (in thousands):

                                                 DECEMBER 31,
                                        ---------------------------
                                           1995                1994
                                        -------             -------

Current assets, net .................   $  --               $ 1,147
Fixed assets, net ...................      --                 6,667
Other long-term assets, net .........      --                 3,111
Liabilities .........................      --                (4,116)
                                        -------             -------
                                        $  --               $ 6,809
                                        =======             =======

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                              -------------------------------
                                                  1995        1994       1993
                                              --------    --------    -------

Revenues ..................................   $   --      $ 11,581    $ 6,283

Income (loss) from discontinued operations
  before income taxes .....................       --        (6,253)    (2,954)
Loss on disposal ..........................    (14,600)     (1,380)      --
                                              --------    --------    -------
Total net loss on discontinued operations
  before income taxes .....................       --        (7,633)    (2,954)
(Provision for) benefit from
  income taxes ............................       --        (1,113)     1,113
Minority interest, net ....................       --          --          327
                                              --------    --------    -------
Net loss from discontinued operations .....   $(14,600)   $ (8,746)   $(1,514)
                                              ========    ========    =======

NOTE 18 - RELATED PARTY TRANSACTIONS

In March 1994, the Company sold certain assets used in the operation of the Company's two telephone centers located in New York City to Global Link. The total purchase price for the transaction was $2.5 million and 10% of the issued and outstanding capital stock of Global Link. The Company recorded a net gain on the sale of approximately $2.0 million. At the time of the transaction, Messrs Bernard M. Frank and Jody Frank, both directors of the Company, were directors and shareholders of Global Link. In addition, Mr. Jeffrey Hanft, an officer and director of the Company, and Mr. Robert D. Rubin, an officer of the Company, were appointed directors of Global Link as a result of this transaction.

During February 1995, the Company sold its prepaid calling card business to Global Link for approximately $6.3 million. The Company received $1.0 million in cash, a $5.3 million promissory note due February 1998, bearing interest at 8.5%, payable quarterly, and shares of common stock of Global Link. As a result of the February 1995 transaction, and because of a drafting error discovered in May 1995 that did not reflect the intentions of the parties, the Company's interest in the outstanding common stock of Global Link was 28.8% instead of 19.99%. To correct this error, the Company agreed with Global Link to reduce its share ownership to the intended 19.99% level. Since the March 1994 transaction with Global Link, Mr. Bernard M. Frank has resigned as a director of the Company. Prior to the February 1995 transaction, Mr. Robert D. Rubin resigned as a director of Global Link. Additionally, Mr. Jeffrey Hanft resigned as a director of Global Link in October 1995, and Mr. Jody Frank resigned as a director of Global Link prior to the March 1996 transaction with GTS (see Note
16).

During 1994 and 1995, the Company made loans of approximately $3.6 million to certain officers and directors for, among other things, the repayment of debt previously incurred by them in connection with the exercise of stock options and payment of related income taxes. The officers and directors exercised the Stock Options in December 1993 to purchase the Company's common stock for purposes of increasing the Company's shareholders' equity without accessing external capital markets. The officers and directors executed promissory notes for a portion of the amounts due and certain of these notes are secured by a pledge of approximately 0.6 million shares of the Company's common stock and are due on March 28, 1996. In addition, during 1994 and 1995, under the terms of employment contracts with certain officers, the Company paid approximately $0.6 million in life insurance policy premiums. Such premiums are required to be reimbursed by such officers upon termination.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company is currently attempting to collect the loan amounts due from these officers and directors and has recorded a reserve for potential uncollectible loan and insurance amounts of approximately $3.2 million in the fourth quarter of 1995 which is included in "Other" in the accompanying consolidated statements of operations.

During December 1995, the Company entered into a settlement agreement in connection with the termination of an employment contract and settlement of a claim made by Robert D. Rubin, the Company's former president. As part of the settlement agreement, approximately $1.4 million of severance costs were incurred by the Company and have been recorded in "Other" in the accompanying 1995 consolidated statement of operations. Mr. Rubin repaid approximately $0.4 million of amounts owed the Company as part of the settlement agreement.

NOTE 19 - BUSINESS SEGMENT INFORMATION:

The Company's continuing operations consist of public pay telephones and inmate telephones. Certain business segment information for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                  1995         1994        1993
                                             ---------    ---------    --------
Revenues:
   Public pay ............................   $ 112,240    $ 114,958    $ 81,260
   Inmate ................................      26,029       42,869      35,217
   Other(1) ..............................         122        1,615         528
                                             ---------    ---------    --------
                                             $ 138,391    $ 159,442    $117,005
                                             =========    =========    ========

Operating (loss) income:
   Public pay ............................   $  (1,933)   $  (1,489)   $ 10,833
   Inmate ................................        (815)       2,202       4,696
   Other(1) ..............................        (750)         (56)        266
                                             ---------    ---------    --------
                                             $  (3,498)   $     657    $ 15,795
                                             =========    =========    ========

Corporate expenses(2) ....................   $  10,743    $   5,506    $  1,730
Interest expense .........................       9,964        6,668       3,065
                                             ---------    ---------    --------
Consolidated (loss) income from continuing
  operations before income taxes and
  extraordinary items ....................   $ (24,205)   $ (11,517)   $ 11,000
                                             =========    =========    ========

Identifiable assets:
   Public pay ............................   $ 117,208    $ 136,657    $115,920
   Inmate ................................      16,538       25,434      33,300
   Other(1) ..............................         144        1,625       1,669
   Corporate assets(3) ...................      26,181       26,875      22,453
                                             ---------    ---------    --------
                                             $ 160,071    $ 190,591    $173,342
                                             =========    =========    ========
Depreciation and amortization expense:
   Public pay ............................   $  19,570    $  19,019    $ 12,958
   Inmate ................................       2,881        3,337       2,073
   Other(1) ..............................        --            166        --
                                             ---------    ---------    --------
                                             $  22,451    $  22,522    $ 15,031
                                             =========    =========    ========
Capital expenditures:
   Public Pay ............................   $   8,386    $   7,076    $  8,676
   Inmate ................................         198        2,526       3,976
   Other(1) ..............................        --             55        --
   Corporate expenditures (3) ............         190        1,861       4,720
                                             ---------    ---------    --------
                                             $   8,774    $  11,518    $ 17,372
                                             =========    =========    ========

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- ----------

(1)    "Other" consists primarily of the Company's international operations.
(2) Corporate expenses include the results of operations and loss on disposal of the Company's prepaid calling card and international telephone centers, litigation settlement expense, amounts incurred in connection with the settlement of contracts and notes receivable with certain corporate officers and the equity pick-up of Global Link's operating losses.
(3) Corporate assets consist primarily of cash and cash equivalents, land, building, building improvements and assets of discontinued operations. Corporate expenditures consist primarily of land, building, building improvements and expenditures related to discontinued operations. Corporate expenditures do not include amounts paid for acquisitions.

                                                                     SCHEDULE II
                         PEOPLES TELEPHONE COMPANY, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                    BALANCE     CHARGED TO                               BALANCE
                                  AT BEGINNING   COSTS AND                                AT END
                                   OF PERIOD     EXPENSES      OTHER(1)  DEDUCTIONS(2)   OF PERIOD
                                   ---------     --------      --------  -------------   ---------
CLASSIFICATION
YEAR ENDED 12/31/95:
Allowance for doubtful accounts ..   $6,035         7,386        --          8,313        $ 5,108
                                     ======        ======        ====        =====        =======

Deferred tax asset valuation
  allowance ......................   $ --          12,023        --           --          $12,023
                                     ======        ======        ====        =====        =======

Accumulated amortization:
     Location contracts ..........   $6,942         5,090        --            148        $11,884
                                     ======        ======        ====        =====        =======
     Intangible assets ...........   $2,544         1,142        --            455        $ 3,231
                                     ======        ======        ====        =====        =======
     Goodwill ....................   $2,001         1,082        --            288        $ 2,795
                                     ======        ======        ====        =====        =======

YEAR ENDED 12/31/94:
Allowance for doubtful accounts ..   $2,115        11,621         (43)       7,658        $ 6,035
                                     ======        ======        ====        =====        =======

Accumulated amortization:
     Location contracts ..........   $3,656         4,120         (93)         741        $ 6,942
                                     ======        ======        ====        =====        =======
     Intangible assets ...........   $1,849         1,171        (215)         261        $ 2,544
                                     ======        ======        ====        =====        =======
     Goodwill....................    $  551           924         526         --          $ 2,001
                                     ======        ======        ====        =====        =======

YEAR ENDED 12/31/93:
Allowance for doubtful accounts ..   $   73         5,591        --          3,549        $ 2,115
                                     ======        ======        ====        =====        =======

Accumulated amortization:
     Location contracts ..........   $2,210         1,839          93          486        $ 3,656
                                     ======        ======        ====        =====        =======
     Intangible assets...........    $  621         1,013         215         --          $ 1,849
                                     ======        ======        ====        =====        =======
     Goodwill....................    $  260           291        --           --          $   551
                                     ======        ======        ====        =====        =======




(1) Adjustments represents the allowance for doubtful accounts and accumulated amortization related to the prepaid calling card and international telephone centers which were reclassified to "net assets held for sale" and the inmate and cellular telephone assets which were reclassified to "net assets of discontinued operations." Also, 1994 amounts include a reclassification of $526 from accumulated depreciation.

(2) Deductions represent bad debt write-offs and adjustments to accumulated amortization for assets sold.

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required by this Item 9 is contained in the Company's Current Report on Form 8-K dated December 15, 1995 previously filed with the Securities and Exchange Commission on December 22, 1995 and Current Report on Form 8K/A No. 1 dated December 15, 1995 previously filed on January 5, 1996.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                     PART IV

[TO BE REVISED BY FJH]

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a) The following documents are filed with, and as a part of, this Annual Report on Form 10-K.

         1.       FINANCIAL STATEMENTS.

                  For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Financial Statements and Schedules on Page .

         2.       FINANCIAL STATEMENT SCHEDULES.

                  The following Supplementary Schedules are filed with this Annual Report on Form 10-K:

                  See Index to Financial Statements and Schedules on Page 33.

         3.       EXHIBITS.

                  (i)      See Exhibit Index on Pages 69-72.

(b)      Reports on Form 8-K.

                  (1) A Current Report on Form 8-K dated November 13, 1995 relating to Items 2 and 7.
                  (2) A Current Report on Form 8-K dated November 29, 1995 relating to Item 5.
                  (3) A Current Report on Form 8-K dated December 15, 1995 relating to Item 4 as amended by the 8-K/A No. 1 thereto.
                  (4) A Current Report on Form 8-K dated December 31, 1995 relating to Item 5.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PEOPLES TELEPHONE COMPANY, INC.


Date: March 29, 1996                           /s/ Robert E. Lund
                                               ------------------
                                               ROBERT E. LUND
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                       DATE
         ---------                                   -----                                       ----

/s/ Robert E. Lund                          President,
- -------------------------                   Chief Executive Officer, Director
Robert E. Lund                                                                                   March 29, 1996

/s/ Bonnie S. Biumi                         Executive Vice President,
- -------------------------                   Chief Financial Officer
Bonnie S. Biumi                                                                                  March 29, 1996

/s/ Teri L. Miller
- -------------------------
Teri L. Miller                              Corporate Controller                                 March 29, 1996

/s/ Jeffrey Hanft
- -------------------------
Jeffrey Hanft                               Director, Chairman                                   March 29, 1996

/s/ Jody Frank
- -------------------------
Jody Frank                                  Director                                             March 29, 1996

/s/ Jeffrey J. Keenan
- -------------------------
Jeffrey J. Keenan                           Director                                             March 29, 1996

/s/ Charles J. Delaney
- -------------------------
Charles J. Delaney                          Director                                             March 29, 1996


                                                   EXHIBIT INDEX

I.       EXHIBITS

         3.1               Amended and Restated Certificate of Incorporation adopted on November 30, 1987
                           (incorporated herein by reference from the Registration Statement on Form 10, No. 0-
                           16479, filed with the Securities and Exchange Commission (the "SEC") (the
                           "Registration Statement").

         3.2               Restated Bylaws adopted on November 30, 1987 (incorporated herein by reference from the Registration Statement).  (File No. 0-16479)

         3.3               Amendments to Certificate of Incorporation adopted on March 8, 1990 and March 15,
                           1990, respectively (incorporated herein by reference from the Annual Report on Form
                           10-K for the year ended December 31, 1989).  (File No. 0-16479)

         3.4               Amendment to Certificate of Incorporation adopted on June 29, 1990 (incorporated herein by reference from the Annual Report on Form 10-K for the year ended December
                           31, 1990).  (File No. 0-16479)

         3.5               Certificate of Amendment to Certificate of Incorporation filed on July 18, 1995 authorizing the Preferred Stock (incorporated herein by reference to Form 8-K dated
                           July 19, 1995.)  (File No. 0-16479)

         4.1               Form of Second Amended and Restated Warrant Agreement dated as of February 17,
                           1994 between the Company and Creditanstalt American Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                           1994.)  (File No. 0-16479)

         4.2               Exchange Agreement, dated as of May 3, 1995, by and between the Company and
                           Creditanstalt Corporate Finance, Inc.  (incorporated here by reference to Form 8-K dated July 19, 1995.)  (File No. 0-16479)

         4.3               Letter Agreement, dated July 3, 1995, between the Company and Creditanstalt
                           American Corporation with respect to the Amendment of the Second Amended and
                           Restated Warrant Agreement dated February 17, 1994 (incorporated herein by reference to Form 8-K dated July 19, 1995.)  (File No. 0-16479)

         10.1              Asset Purchase Agreement dated March 1, 1993, and related financial statements, among the Company, Silverado Communications Corp., Telink Telephone Systems,
                           Inc. and other shareholders and Agreement and Plan of Merger, dated March 1, 1993, between the Company and Silverado Communications Corp (incorporated herein by reference from Form 8-K dated March 30, 1993).  (File No. 0-16479)

         10.2              Asset Purchase Agreement dated March 1, 1993, and related financial statements, among the Company, PTC Cellular, Inc., Portable Cellular Communications, Inc. and
                           Nationwide Cellular Service, Inc. (incorporated herein by reference to Form 8-K dated
                           July 26, 1993).  (File No. 0-16479)



         10.3              Asset Purchase Agreement dated July 20, 1993, and related financial statements, among the Company, Southwest Pay Telephone Systems, Inc. and Randall D. Veselka
                           and Stock Purchase Agreement, dated July 20, 1993, between the Company, Southwest
                           Pay Telephone Systems, Inc. and Randall D. Veselka (incorporated herein by reference to Form 8-K dated July 21, 1993).  (File No. 0-16479)

         10.4              Asset Purchase Agreement dated October 13, 1993 between the Company, Ascom
                           Communications, Inc. ("Ascom") and Ascom Holding, Inc., audited financial statements of Ascom for the period from January 1, 1992 through October 31, 1993 and audited financial statements of Ascom for the period from January 1, 1992 through
                           October 31, 1993 as re-filed (incorporated herein by reference Form to  8-Ks dated
                           November 8, 1993, January 21, 1994 and January 31, 1994, respectively).  (File No.
                           0-16479)

         10.5              Employment Agreement dated January 1, 1994, and related Stock Option Agreement dated February 16, 1994, between the Company and Jeffrey Hanft (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended 1993).
                           (File No. 0-16479)

         10.6              Employment Agreement dated January 1, 1994, and related Stock Option Agreement dated February 16, 1994, between the Company and Robert D. Rubin (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                           1993).  (File No. 0-16479)

         10.7              Employment Agreement dated January 1, 1994, and related Stock Option Agreement dated February 16, 1994, between the Company and Richard F. Militello (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                           1993).(File No. 0-16479)

        *10.8              Employment Agreement dated June 22, 1994 and related Stock Option Agreement dated July 11, 1994 between the Company and Lawrence T. Ellman.

         10.9              Purchase Agreement dated June 23, 1994 among the Company and Atlantic Teleco,
                           Inc., Bender Telephone Inc., Stanley S. Bender and Howard M. Bender and Jerome D.
                           Scheer and Purchase Agreement dated June 23, 1994 among the Company and BTE
                           Associates L.P., Bender Telephone, Inc. and B&B Associates, audited financial statements of Atlantic Teleco Joint Venture from January 1, 1992 through December
                           31, 1993 and combined pro forma financial statements (incorporated herein by reference to Form 8-Ks dated June 23, 1994, September 7, 1994 and July 26, 1995, respectively).  (File No. 0-16479)

         10.10             Employment Agreement dated July 11, 1994 and related Stock Option Agreement dated July 11, 1994, between the Company and Bonnie S. Biumi. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended 1994).
                           (File No. 0-16479)

         10.11             Employment Agreement dated January 1, 1995, between the Company and Bruce W. Renard
                           (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended 1994).  (File No. 0-16479)

         10.12             Asset Purchase Agreement dated February 14, 1995 between the Company and Global
                           Link Teleco Corporation and pro forma financial information for the periods from
                           January 1, 1993 through December 31, 1993 and the nine months ending September
                           30, 1994 (incorporated herein by reference to Form 8-Ks dated February 15, 1995 and
                           June 16, 1995).  (File No. 0-16479)

         10.13             AT&T Commission Agreement dated April 20, 1995 by and between AT&T
                           Communications, Inc. and the Company (incorporated herein by reference to
                           Amendment No. 2 to Form S-3 Registration No. 33-58657.)



         10.14             Security Purchase Agreement between UBS Capital Corporation; Appian Capital
                           Partners, L.L.C. and the Company dated July 3, 1995 (incorporated herein by reference to Form 8-K dated July 19, 1995.)  (File No. 0-16479)

         10.15             Indenture, dated as of July 15, 1995, between the Company and First Union National
                           Bank of North Carolina (incorporated herein by reference to Form 8-K dated July 19,
                           1995.)  (File No. 0-16479)

         10.16             Letter Agreement, dated July 18, 1995, among the Company, UBS Capital
                           Corporation, UBS Partners, Inc. and Appian Capital Partners, L.L.C., amending the
                           Securities Purchase Agreement, dated as of July 3, 1995 among the Company, UBS
                           Capital Corporation and Appian Capital Partners, L.L.C. (incorporated herein by reference to Form 8-K dated July 19, 1995.)  (File No. 0-16479)

         10.17             Form of Stock Purchase Warrant issued on July 19, 1995 to Appian Capital Partners,
                           L.L.C. (incorporated herein by reference to Form 8-K dated July 19, 1995.)  (File No.
                           0-16479)

         10.18             Form of Contingent Stock Purchase Warrant issued on July 19, 1995 to UBS Partners,
                           Inc.  (incorporated herein by reference to Form 8-K dated July 19, 1995.)  (File No. 0-
                           16479)

         10.19             Registration Rights Agreement dated as of July 19, 1995 between the Company and
                           UBS Partners, Inc.  (incorporated herein by reference to Form 8-K dated July 19,
                           1995.)  (File No. 0-16479)

         10.20             Fourth Amended and Restated Loan and Security Agreement dated July 19, 1995 by and among the Company, the lenders named therein and Creditanstalt-Bankverein
                           (incorporated herein by reference to Form 8-K dated July 19, 1995.)  (File No. 0-
                           16479)

         10.21             Asset Purchase Agreement dated as of November 1, 1995 between the Company, PTC
                           Cellular, Inc. and Shared Technologies Cellular, Inc. (incorporated  herein by reference to Form 8-K dated November 13, 1995.)  (File No. 0-16479)

        *10.22             Waiver and First Amendment dated November 29, 1995 between the Company and
                           Credistanstalt-Bankverein with regard to the Fourth Amended and Restated Loan and
                           Security Agreement.

         10.23             Stock Incentive Plan of the Company (incorporated herein by reference to pages A-1 through A-7 of the Company's 1994 Proxy Statement.).




        *21                List of Subsidiaries

        *23.1              Consent of Ernst & Young LLP

        *27                Financial Data Schedule (for SEC use only)

* Filed as part of this Annual Report on Form 10-K.