Form 10-K405/A
period 1995-12-31
PEOPLES TELEPHONE COMPANY INC
filed 1996-04-03
CIK 819694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 1

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



         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes    [ ]  No

                                     PART IV

Item 14 of the Form 10-K of Peoples Telephone Company, Inc., (the "Company") for the year ended December 31, 1995 is amended in its entirety to read as follows.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a) The following documents are filed with, and as a part of, this Annual Report on Form 10-K.

         1.       FINANCIAL STATEMENTS.

                  For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Financial Statements and Schedules on Page 33.

         2.       FINANCIAL STATEMENT SCHEDULES.

                  The following Supplementary Schedules are filed with this Annual Report on Form 10-K:

                  See Index to Financial Statements and Schedules on Page 33.

         3.       EXHIBITS.

                  (i)      See Exhibit Index on Page 4-7 of this 10-K/A No. 1.

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

                                   PEOPLES TELEPHONE COMPANY, INC.


Date: April 3, 1996                /S/ BONNIE S. BIUMI
                                  --------------------------
                                  BONNIE S. BIUMI
                                  Executive Vice President,
                                  Chief Financial Officer

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

         3.2 Restated Bylaws adopted on November 30, 1987 (incorporated herein by reference from the Registration Statement). (File No. 0-16479)

         3.3 Amendments to Certificate of Incorporation adopted on March 8, 1990 and March 15, 1990, respectively (incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31,
                           1989). (File No. 0-16479).

         3.4 Amendment to Certificate of Incorporation adopted on June 29, 1990 (incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1990). (File No. 0-16479).

         3.5 Certificate of Amendment to Certificate of Incorporation filed on July 18, 1995 authorizing the Preferred Stock (incorporated herein by reference to Form 8-K dated July 19, 1995.) (File No. 0-16479)

         4.1 Form of Second Amended and Restated Warrant Agreement dated as of February 17, 1994 between the Company and Creditanstalt American Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended 1994). (File No. 0-16479)

         4.2 Exchange Agreement, dated as of May 3, 1995, by and between the Company and Creditanstalt Corporate Finance, Inc. (incorporated here by reference to Form 8-K dated July 19, 1995.) (File No. 0-16479)

         4.3 Letter Agreement, dated July 3, 1995, between the Company and Creditanstalt American Corporation with respect to the Amendment of the Second Amended and Restated Warrant Agreement dated February 17, 1994 (incorporated herein by reference to Form 8-K dated July 19, 1995.) (File No. 0-16479)

         10.1 Asset Purchase Agreement dated March 1, 1993, and related financial statements, among the Company, Silverado Communications Corp., Telink Telephone Systems, Inc. and other shareholders and Agreement and Plan of Merger, dated March 1, 1993, between the Company and Silverado Communications Corp (incorporated herein by reference from Form 8-K dated March 30, 1993). (File No. 0-16479)

         10.2 Asset Purchase Agreement dated March 1, 1993, and related financial statements, among the Company, PTC Cellular, Inc., Portable Cellular Communications, Inc. and Nationwide Cellular Service, Inc. (incorporated herein by reference to Form 8-K dated July 26, 1993). (File No. 0-16479)

         10.3 Asset Purchase Agreement dated July 20, 1993, and related financial statements, among the Company, Southwest Pay Telephone Systems, Inc. and Randall D. Veselka and Stock Purchase Agreement, dated July 20, 1993, between the Company, Southwest Pay Telephone Systems, Inc. and Randall D. Veselka (incorporated herein by reference to Form 8-K dated July 21, 1993). (File No. 0-16479)

         10.4 Asset Purchase Agreement dated October 13, 1993 between the Company, Ascom Communications, Inc. ("Ascom") and Ascom Holding, Inc., audited financial statements of Ascom for the period from January 1, 1992 through October 31, 1993 and audited financial statements of Ascom for the period from January 1, 1992 through October 31, 1993 as re-filed (incorporated herein by reference Form to 8-Ks dated November 8, 1993, January 21, 1994 and January 31, 1994, respectively). (File No. 0-16479)

         10.5 Employment Agreement dated January 1, 1994, and related Stock Option Agreement dated February 16, 1994, between the Company and Jeffrey Hanft (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended 1993). (File No. 0-16479)

         10.6 Employment Agreement dated January 1, 1994, and related Stock Option Agreement dated February 16, 1994, between the Company and Robert D. Rubin (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended 1993). (File No. 0-16479)

         10.7 Employment Agreement dated January 1, 1994, and related Stock Option Agreement dated February 16, 1994, between the Company and Richard F. Militello (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended 1993). (File No. 0-16479)

         10.8 Employment Agreement dated June 22, 1994 and related Stock Option Agreement dated July 11, 1994 between the Company and Lawrence T. Ellman.

         10.9 Purchase Agreement dated June 23, 1994 among the Company and Atlantic Teleco, Inc., Bender Telephone Inc., Stanley S. Bender and Howard M. Bender and Jerome D. Scheer and Purchase Agreement dated June 23, 1994 among the Company and BTE Associates L.P., Bender Telephone, Inc. and B&B Associates, audited financial statements of Atlantic Teleco Joint Venture from January 1, 1992 through December 31, 1993 and combined pro forma financial statements (incorporated herein by reference to Form 8-Ks dated June 23, 1994, September 7, 1994 and July 26, 1995, respectively). (File No. 0-16479)

         10.10 Employment Agreement dated July 11, 1994 and related Stock Option Agreement dated July 11, 1994, between the Company and Bonnie S. Biumi. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended 1994). (File No. 0-16479)

         10.11 Employment Agreement dated January 1, 1995 between the Company and Bruce W. Renard (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended 1994). (File No. 0-16479)

         10.12 Asset Purchase Agreement dated February 14, 1995 between the Company and Global Link Teleco Corporation and pro forma financial information for the periods from January 1, 1993 through December 31, 1993 and the nine months ending September 30, 1994 (incorporated herein by reference to Form 8-Ks dated February 15, 1995 and June 16, 1995). (File No. 0-16479)

         10.13 AT&T Commission Agreement dated April 20, 1995 by and between AT&T Communications, Inc. and the Company (incorporated herein by reference to Amendment No. 2 to Form S-3 Registration No. 33-58657).

         10.14 Security Purchase Agreement between UBS Capital Corporation; Appian Capital Partners, L.L.C. and the Company dated July 3, 1995 (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

         10.15 Indenture, dated as of July 15, 1995, between the Company and First Union National Bank of North Carolina (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

         10.16 Letter Agreement, dated July 18, 1995, among the Company, UBS Capital Corporation, UBS Partners, Inc. and Appian Capital Partners, L.L.C., amending the Securities Purchase Agreement, dated as of July 3, 1995 among the Company, UBS Capital Corporation and Appian Capital Partners, L.L.C. (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

         10.17 Form of Stock Purchase Warrant issued on July 19, 1995 to Appian Capital Partners, L.L.C. (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

         10.18 Form of Contingent Stock Purchase Warrant issued on July 19, 1995 to UBS Partners, Inc. (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0- 16479)

         10.19 Registration Rights Agreement dated as of July 19, 1995 between the Company and UBS Partners, Inc. (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

         10.20 Fourth Amended and Restated Loan and Security Agreement dated July 19, 1995 by and among the Company, the lenders named therein and Creditanstalt-Bankverein (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0- 16479)

         10.21 Asset Purchase Agreement dated as of November 1, 1995 between the Company, PTC Cellular, Inc. and Shared Technologies Cellular, Inc. (incorporated herein by reference to Form 8-K dated November 13,
                           1995). (File No. 0-16479)

         10.22 Waiver and First Amendment dated November 29, 1995 between the Company and Credistanstalt-Bankverein with regard to the Fourth Amended and Restated Loan and Security Agreement.

         10.23 Stock Incentive Plan of the Company (incorporated herein by reference to pages A-1 through A-7 of the Company's 1994 Proxy Statement).

         21                List of Subsidiaries

         23.1              Consent of Ernst & Young LLP

        *23.2             Consent of Price Waterhouse LLP

         27                Financial Data Schedule (for SEC use only)


- --------------
* Filed as part of this Annual Report on Form 10-K/A No. 1.