Form 10-K405/A
period 1995-12-31
PEOPLES TELEPHONE COMPANY INC
filed 1996-04-29
CIK 819694

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-2

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

                  Registrant's telephone number: (305) 593-9667

================================================================================

            Part III of the Annual Report on Form 10-K of Peoples Telephone Company, Inc. (the "Company") for the year ended December 31, 1995 is amended in its entirety to add the following information:

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth the name, age and position of each of the directors and executive officers of the Company:

         NAME                  AGE                             POSITION
         ----                  ---                             --------
  Robert E. Lund (1)            51           President, Chief Executive Officer, Director

  Bonnie S. Biumi               34           Chief Financial Officer, Executive Vice President

  Lawrence T. Ellman            44           Executive Vice President -- Sales

  Bruce W. Renard               42           General Counsel and Executive Vice President -- Legal
                                             & Regulatory Affairs/Carrier Relations

  Jeffrey Hanft                 49           Chairman, Director

  Charles J. Delaney (1)        36           Director

  Jody Frank (2)                44           Director

  Jeffrey J. Keenan (2)         39           Director

- ------------------------------
(1)         Member of the Compensation Committee.
(2)         Member of the Audit Committee.

            The principal occupation of each director and executive officer for at least the last five years is set forth below:

            ROBERT E. LUND was elected as a director of the Company in May 1994. He has served as Chief Executive Officer of the Company since November 1995 and as President since February 1996. From September 1990 to February 1992, Mr. Lund was Chairman and Chief Executive Officer of International Telecharge, Inc., a telecommunications company. From February 1993 until October 1994 (when Newtrend, L.P. was sold), Mr. Lund served as Chief Operating Officer of Newtrend, L.P., a provider of software and professional services. From December 1994 through December 1995, Mr. Lund served as President and Chief Executive Officer of S2 Software, Inc., a Dallas, Texas software company.

            BONNIE S. BIUMI joined the Company in July 1994. Since that time she has served as Chief Financial Officer and, since February 1996, has also served as an Executive Vice President. Prior to joining the Company, Ms. Biumi was a Senior Manager with Price Waterhouse LLP in Miami, Florida. Ms. Biumi is a certified public accountant.

            LAWRENCE T. ELLMAN joined the Company in June 1994 as President of its Pay Telephone Division and held that office until February 1996. Since that time he has served as Executive Vice President -- Sales. From 1990 until joining the Company, Mr. Ellman was President of Atlantic Telco Joint Venture, an independent public pay telephone operator acquired by the Company in June 1994. For approximately eight years prior thereto, he was Executive Vice President and Chief Financial Officer of American Potomac Distributing Company, a beverage distributor.

            BRUCE W. RENARD joined the Company as General Counsel and Vice President -- Regulatory Affairs in January 1992 and, since February 1996, has served as General Counsel and Executive Vice President -- Legal & Regulatory Affairs/Carrier Relations. From September 1991 to December 1991, Mr.
Renard was a sole practitioner specializing in legal and regulatory consulting services to the telecommunications and utility industries. From August 1984 to September 1991, Mr. Renard was a partner with the Florida law firm of Messer, Vickers, Caparello, French and Madsen, managing the utility and telecommunications law sections of the firm. Prior to that time Mr. Renard served as Associate General Counsel for the Florida Public Service Commission.

            JEFFREY HANFT has been the Chairman of the Board of Directors of the Company and its predecessor since December 1983 and served as Chief Executive Officer from December 1983 until November 1995. He was also the President of the Company and its predecessor from December 1983 until June 1990 and from September 1993 until June 1994. Mr. Hanft was the chairman of the Florida Pay Telephone Association from 1987 to December 1990 and the chairman of the American Public Communications Council ("APCC") from April 1988 to January 1992. Mr. Hanft is currently the chairman of the Legal Committee of the APCC and chairman emeritus of the APCC.

            CHARLES J. DELANEY has served as a director of the Company since July 1995. Mr. Delaney has been President of UBS Capital Corporation ("UBS Capital"), a wholly-owned subsidiary of Union Bank of Switzerland, since January 1993 and Managing Director in charge of the Leveraged Finance Group of the Corporate Banking Division of Union Bank of Switzerland since May 1989. Prior to May 1989, Mr. Delaney was Vice President of Marine Midland Bank, N.A. Mr. Delaney is also a director of Specialty Foods Corporation, SDW Holding Corporation and RU Corporation.

            JODY FRANK has served as a director of the Company and its predecessor since September 1986. Since February 1990, he has been a vice president of Shearson Lehman and, after Smith Barney acquired the assets of Shearson Lehman in 1994, of Smith Barney Shearson.

            JEFFREY J. KEENAN has served as a director of the Company since August 1995. Mr. Keenan has been a Vice President of UBS Partners, Inc. ("UBS Partners"), a wholly-owned subsidiary of Union Bank of Switzerland, since January 1995 and a director of UBS Partners since March 1995. Mr. Keenan joined UBS Capital in June 1994 as a Managing Director. Prior to joining UBS Capital, Mr. Keenan was Managing General Partner of the WSW Fund, a $250 million equity investment fund. From 1988 until 1991, he was a General Partner at Acadia Partners, L.P., a $1.8 billion investment fund and prior thereto, a Managing Director of AEA Investors, Inc., a $500 million equity investment fund. Mr. Keenan is a director of Choctaw Maid Farms, Inc. and United Building Materials Corporation.

ITEM 11.    EXECUTIVE COMPENSATION

            SUMMARY COMPENSATION TABLE

            The following table sets forth, for the fiscal years ended December 31, 1995, 1994 and 1993, the compensation paid by the Company to its Chief Executive Officers and each of the five remaining most highly compensated executive officers for the fiscal year ended December 31, 1995.

                                                                           LONG-TERM
                                                                         COMPENSATION
                                    ANNUAL COMPENSATION                     AWARDS
                         -------------------------------------------     ------------
                                                                          SECURITIES      ALL OTHER
NAME AND PRINCIPAL                                                        UNDERLYING       COMPEN-
POSITION                  YEAR            SALARY             BONUS        OPTIONS(#)      SATION(1)
- ----------------------   ------          --------          ---------     ------------     ---------
Robert E. Lund,           1995           $13,962                  -         10,000               -
  President, Chief        1994                 -                  -         15,000               -
  Executive Officer(2)    1993                 -                  -         15,000               -

Bonnie S. Biumi,          1995           149,994            $25,000              -          $2,300
  Chief Financial         1994            66,344                  -        100,000               -
  Officer, Executive
  Vice President(3)

Lawrence T. Ellman        1995           149,994             25,000              -               -
  Executive Vice          1994           105,000             10,000         45,000               -
  President, Sales(3)

Bruce W. Renard,          1995           171,635             25,000         50,000             355
  Executive Vice          1994           150,000                  0         20,000           2,000
  President, Legal &      1993           164,000             25,000         15,000           2,000
  Regulatory Affairs/
  Carrier Relations,
  General Counsel

Jeffrey Hanft,            1995           500,000                  -              -           2,300
  Chairman of the         1994           417,000                  -        300,000           2,000
  Board(4)                1993           361,000                  -         68,000           2,000

Robert D. Rubin(5)        1995           327,115                  -              -          81,050(6)
                          1994           263,000                  -        240,000           2,000
                          1993           233,000                  -         54,000           2,000

Richard F. Militello      1995           250,000                  -              -             650
  (7)                     1994           208,000                  -        180,000           1,000
                          1993           176,000                  -         42,000           1,000

- -------------------------
(footnotes on next page)

(1) The amounts disclosed in this column include the Company's contributions on behalf of the named executive officer to the Company's 401(k) retirement plan in amounts equal to 25% of the executive officer's yearly participation in the plan.

(2) Mr. Lund has served as Chief Executive Officer of the Company since November 1995 and President since February 1996.

(3)    Joined the Company in 1994.

(4) Mr. Hanft has served as Chairman of the Board since 1983 and as Chief Executive Officer from 1983 until November 1995.

(5)    Mr. Rubin served as President from June 1994 until December 1995.

(6) Includes $78,750 of severance payments. See "Certain Relationships and Related Transactions" for description of additional amounts paid to Mr. Rubin.

(7) Mr. Militello served as Chief Operating Officer of the Company from August 1993 until February 1996 and as Executive Vice President -- Operations from February 1996 until April 1996.

            OPTION GRANTS IN LAST FISCAL YEAR

            The following table sets forth certain information with respect to stock options granted during the year ended December 31, 1995 to the executive officers named in the Summary Compensation Table:

                                                    INDIVIDUAL GRANTS                                                  POTENTIAL
                   --------------------------------------------------------------------------------------          REALIZABLE VALUE
                                           % OF TOTAL                                                              OF ASSUMED ANNUAL
                                             OPTIONS                                                                RATES OF STOCK
                       NUMBER OF           GRANTED TO            EXERCISE OR                                      PRICE APPRECIATION
                      SECURITIES          EMPLOYEES IN               BASE                                         FOR OPTION TERM(1)
                      UNDERLYING             FISCAL                 PRICE                                        -------------------
                        OPTIONS               YEAR                ($/SHARE)           EXPIRATION DATE              5%          10%
                   ----------------   ---------------------   ------------------   ----------------------        ------      -------
Bruce W. Renard       50,000 (2)              58.82                  2.44                01/01/2005              33,708       74,482

Robert E. Lund        10,000 (3)              11.76                  4.31                08/25/2000              11,908       26,313

- ---------------------
(1) These amounts represent assumed rates of appreciation which may not necessarily be achieved. The actual gains, if any, are dependent on the market value of the Company's Common Stock at a future date as well as the option holder's continued employment throughout the vesting period. Appreciation reported is net of exercise price.

(2) Options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment. Options become exercisable in three equal annual installments.

(3) Granted prior to Mr. Lund's employment as CEO. Options were granted for a term of 5 years in accordance with the 1993 Non-Employee Director Stock Option Plan. Options become exercisable at the time of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUES

            The following table sets forth certain information as to each exercise of stock options during the year ended December 31, 1995 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options:

                                                                        NUMBER OF               VALUE OF
                                                                      UNEXERCISED             UNEXERCISED
                                                                       OPTIONS AT             OPTIONS AT
                                                                     FISCAL YEAR END        FISCAL YEAR END
                                                                     --------------         ---------------
                                 SHARES
                              ACQUIRED ON           VALUE              EXERCISABLE/           EXERCISABLE/
NAME                          EXERCISE(S)          REALIZED           UNEXERCISABLE          UNEXERCISABLE
- ---------------------         -----------          --------          --------------         ---------------
Robert E. Lund                   -                     -                   40,000/-               -/-
Bonnie S. Biumi                  -                     -              66,667/33,333               -/-
Lawrence T. Ellman               -                     -              30,000/15,000               -/-
Bruce W. Renard                  -                     -             144,167/23,333               -/-
Jeffrey Hanft                    -                     -                  392,500/-               -/-
Robert D. Rubin                  -                     -                  133,333/-               -/-
Richard F. Militello             -                     -                  237,000/-               -/-

            EMPLOYMENT AGREEMENTS

            The Company has entered into an agreement with Robert E. Lund regarding his employment as Chief Executive Officer. The agreement provides that Mr. Lund will receive a salary of $27,500 per month, in addition to other benefits and reimbursements, and is terminable by Mr. Lund or the Company upon 30 days notice.

            The Company is a party to an employment agreement with Bonnie S. Biumi, the Chief Financial Officer of the Company. The employment agreement is for a term commencing July 11, 1994 and ending December 31, 1998. The agreement provides for automatic one year extensions thereafter unless either party gives notice that it is not to be extended. The agreement provides for a base salary at the annual rate of $150,000, increasing 10% each year with the approval of the Board of Directors. The base salary may also be increased annually by merit increases or at any time at the discretion of the Board of Directors. Under certain circumstances (e.g., if the Company's income is not at certain levels), no increase may be granted. Ms. Biumi may, in the sole discretion of the Company, be granted a bonus. If the Company terminates Ms. Biumi's employment agreement without cause or Ms. Biumi terminates the agreement for certain defined reasons, the Company will pay Ms. Biumi (a) her base salary through the termination date and (b) as severance pay a lump sum amount equal to 200% of Ms. Biumi's annual base salary at the highest rate in effect during the 12 months immediately preceding termination. Upon termination in connection with a change in control of the Company, Ms. Biumi shall receive (a) her base salary through the termination date, (b) all other benefits provided in the employment agreement in connection with a change in control and (c) severance pay equal to 200% of her annual base salary at the highest rate in effect during the 12 months immediately preceding such termination. Upon termination of her employment for disability, Ms. Biumi is entitled to 100% of her base salary then in effect for one year and 50% of her base salary for two additional years.

            The Company is a party to an employment agreement with Lawrence T. Ellman, Executive Vice President -- Sales. The employment agreement is for a three year term commencing June 22, 1994 and ending June 22, 1997. The agreement provides for a base salary at the annual rate of $150,000, increasing 10% each year with the approval of the Board of Directors, and a minimum annual bonus of $25,000. The Company has no obligation to pay Mr. Ellman benefits upon a termination for cause, disability or death. No additional benefits accrue to Mr. Ellman upon a change in control.

            The Company is a party to an employment agreement with Bruce W. Renard, the Company's General Counsel and Executive Vice President -- Legal and Regulatory Affairs/Carrier Relations. The employment agreement is for a three year term commencing on January 1, 1995 and ending on December 31, 1997. The agreement provides for payment of a base salary initially fixed at the annual rate of $172,500 with an annual increase of 10%, provided the Company has met certain income targets. If the Company terminates Mr. Renard's employment without cause or Mr. Renard terminates the agreement for certain defined reasons, the Company will pay Mr. Renard (a) his base salary through the date of termination and (b) as severance pay a lump sum amount equal to 100% of Mr. Renard's salary in effect during the 12 months immediately preceding termination. Mr. Renard's employment agreement also provides that upon termination in connection with a change in control, Mr. Renard shall receive (a) his base salary through the termination date, (b) all other benefits provided in the employment agreement in connection with a change in control and (c) as severance pay a lump sum amount equal to 100% of his highest annual base salary in effect during the 12 months immediately preceding the termination. Mr. Renard's agreement is otherwise similar to that of Ms. Biumi.

            The employment agreements above restrict the employee from competing with the Company for one year in the areas in which the Company then operates following termination of the agreement. Under Ms. Biumi's and Mr. Renard's agreements, the Company may terminate an employment agreement without further payment if the employee materially breaches his or her obligations and duties under the agreement or is convicted of a felony under certain circumstances or upon the death of the employee. Under Mr. Ellman's agreement, the Company may terminate the agreement without further payment if the employee commits a felony involving serious moral turpitude, refuses to perform his duties, or engages in misconduct injurious to the Company.

            The Company is a party to an employment agreement with Jeffrey Hanft, the Chairman of the Board and former President and Chief Executive Officer of the Company, commencing January 1, 1994 and ending on December 31, 1998. The agreement provides for automatic one year extensions thereafter unless either party gives notice that it is not to be extended. The employment agreement provides for payment of a base salary fixed at the annual rate of $500,000 from January 1, 1995 to December 31, 1995. Commencing January 1, 1996 and every January 1st thereafter during the term of the agreement, the base salary will increase by an amount equal to 10% of the previous year's base salary. The base salary may also be increased annually by merit increases or at any time at the discretion of the Board of Directors. Under certain circumstances (e.g., if the Company's income is not at certain levels), no increase may be granted. Mr. Hanft may also receive an incentive bonus for each of the Company's fiscal years during the term of his agreement. The incentive bonus shall be equal to 3% of the Company's pre-tax consolidated net income but shall not exceed 60% of Mr. Hanft's base salary for such fiscal year. Mr. Hanft is also entitled under the agreement to other employee benefits. Further, if the Company terminates Mr. Hanft's employment agreement without cause or Mr. Hanft terminates the agreement for certain defined reasons, the Company will pay Mr. Hanft (a) his base salary through the termination date and (b) as severance pay a lump sum amount equal to 200% of the sum of (i) the annual base salary at the highest rate in effect during the 12 months immediately preceding termination and (ii) the average of the three annual bonus payments paid with respect to the preceding three years under the agreement. Upon termination due to a change in control within one year after the change in control, Mr. Hanft shall receive (a) his base salary through the termination date, (b) all other benefits provided in the agreement in connection with a change in control and (c) severance pay equal to 299.99% of the average taxable compensation of Mr. Hanft for the five taxable years prior to such termination. Upon termination of his employment for disability, Mr. Hanft is entitled to 100% of his base salary then in effect for one year and 50% of his base salary for two additional years.

            Pursuant to an agreement dated as of December 26, 1995 (the "Rubin Agreement"), the Company and Robert D. Rubin agreed to Mr. Rubin's resignation, the termination of Mr. Rubin's employment agreement (the "Rubin Employment Agreement"), except for certain provisions regarding changes of control, non-competition and confidentiality, and to mutual releases by Mr. Rubin and the Company. If a change of control of the Company occurs within six months of the execution of the Rubin Agreement, Mr. Rubin will receive all the benefits provided in the Rubin Employment Agreement in connection with a change of control and severance pay equal to 299.99% of his average taxable compensation for 1994 and 1995; provided, however, that all amounts paid under the Rubin Agreement will be credited against the amounts payable under the Rubin Employment Agreement. Mr. Rubin is prohibited, until December 31, 1996, from competing with the Company, soliciting the Company's clients or soliciting the employees of the Company. He is also subject to the confidentiality provisions of the Rubin Employment Agreement until December 31, 1998. The Company has also entered into a consulting agreement with Mr. Rubin pursuant to which Mr. Rubin has agreed to provide certain consulting services to the Company during the nine-month period ended September 30, 1996. Mr. Rubin's compensation under the consulting agreement is $10,000 per month during the nine-month period. For additional terms of the Rubin Agreement, see "Certain Relationships and Related Transactions."

            In 1995, the Company was subject to an employment agreement with Richard F. Militello, the Company's former Chief Operating Officer. The Company, pursuant to the terms of the agreement, terminated Mr. Militello's employment without cause effective April 3, 1996, triggering a severance payment obligation under the employment agreement in the amount of $500,000. The after tax portion of this amount was offset against certain outstanding loans owed by Mr. Militello to the Company. See "Certain Relationships and Related Transactions." If a change of control of the Company occurs before October 3, 1996, the termination of Mr. Militello will be deemed to be due to a change in control and Mr. Militello will be entitled to receive (a) the benefits provided in his employment agreement in connection with a change of control and (b) severance pay equal to 299.99% of his average taxable compensation for the 5 taxable years prior to his termination (subject to an offset for the prior severance payment of $500,000). Under the agreement, Mr. Militello is prohibited, for one year following his termination, from competing with the Company, from soliciting the Company's clients or soliciting the employees of the Company. He is also subject to the confidentiality provision of the agreement for two years following his termination.

            DIRECTORS' COMPENSATION

            For 1996, all directors will receive, as compensation for serving on the Board of Directors, $500 per person for each meeting attended telephonically and $1,000 per person for each meeting attended in person. Upon election (or re-election) by the shareholders of the Company at an annual meeting of shareholders, pursuant to the terms of the Company's 1993 Non-Employee Director Stock Option Plan, each non-employee director of the Company receives an option to purchase 10,000 shares of Common Stock of the Company. Non-employee directors who are chosen to fill a newly created directorship or vacancy in the Board of Directors are also granted an option to purchase 10,000 shares of Common Stock of the Company. The exercise price of any option granted to directors is the fair market value of the Common Stock of the Company on the date the option is granted. All of the directors of the Company are reimbursed for all travel and other expenses incurred in attending meetings.

            In addition to the standard director compensation described above, certain directors of the Company received compensation for serving on the Board in 1995 in the form of cash payments and/or grants of options. Jody Frank received $20,000 in 1995 for consulting fees and, pursuant to an agreement with the Company, $10,000 for service on the Board of Directors. Former director Bernard M. Frank received a total grant of 32,500 options in 1995. Bernard M. Frank is the father of current director Jody Frank. Former director Ronald Gelber received $16,000 (representing a monthly fee of $2,000 per month for serving as the Chairman of the Audit Committee) and a total grant of 32,500 options in 1995. Chairman of the Board and Former Chief Executive Officer of the Company Jeffrey Hanft received $500,000 in 1995 pursuant to an employment agreement with the Company. See "Employment Agreements" for the terms of Mr. Hanft's employment agreement.

            COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            Robert E. Lund served as a member of the Compensation Committee of the Board of Directors during 1995 and, since November 29, 1995, has served as the Chief Executive Officer of the Company.

            Former Compensation Committee members Jody Frank and Ronald Gelber participated in transactions with the Company and/or borrowed money from the Company since January 1, 1995, which transactions and borrowings are described in paragraphs numbered 1 and 2 of the section titled "Certain Relationships and Related Transactions."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information concerning the beneficial ownership of the Common Stock of the Company as of April 15, 1996 (except as otherwise indicated) by (i) each person known by the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (ii) each current director and nominee for director of the Company,
(iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company, as a group. Except as otherwise indicated, the persons named in the table have the sole voting and investment power with respect to the shares shown as beneficially owned by them.


                                    AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP(1)     PERCENT OF CLASS
- ------------------------            -----------------------     ----------------
Charles J. Delaney                           -                          -

Jody Frank                             224,262(2)(3)                 1.38%

Jeffrey Hanft                          752,362(2)(4)                 4.54%

Jeffrey J. Keenan                       90,000                          *

Robert E. Lund                          51,350(2)                       *

Bonnie S. Biumi                         66,667(5)                       *

Lawrence T. Ellman                      30,000(5)                       *

Bruce W. Renard                        144,167(5)                       *

All directors and executive
  officers as a group                1,358,808(2)(3)(4)              7.78%
  (8 persons)(6)                              (5)

Creditanstalt American Corp.
  245 Park Avenue
  New York, New York 10167             850,000(7)(8)                 5.04%

Heartland Group
 790 N. Milwaukee Street
 Milwaukee, Wisconsin 53202          3,644,600(7)                   22.54%

Kayne Anderson Investment
  Management, Inc.
  1800 Avenue of Stars
  Los Angeles, California 90067      1,023,200(7)                    6.33%

UBS Partners, Inc.
  299 Park Avenue
  New York, New York 10171           2,877,143(7)(9)                15.10%

Wellington Management Company
  75 State Street
  Boston, Massachusetts 02109        1,447,690(7)                    8.95%

Robert D. Rubin                        248,883(10)                   1.53%

Richard F. Militello                   330,400(10)(11)               2.01%

- -------------------------
*      Less than one percent.

(1) Includes shares of Common Stock issuable upon the exercise of stock options, which are exercisable within 60 days of April 15, 1996.

(2) Includes options to purchase shares of Common Stock granted to the following directors: 115,000 to Jody Frank (at an average exercise price of $8.49 per share); 392,500 to Jeffrey Hanft (at an average exercise price of $8.30 per share); and 40,000 to Robert E. Lund (at an average exercise price of $7.84 per share).

(3) Includes 40,050 shares of Common Stock in a voting trust of which Jody Frank is the beneficial owner. Also includes 3,812 shares owned by Jody Frank as custodian for Aaron Frank, Rebekah Frank and Lucy Frank, Mr. Frank's minor children.

(4) Includes 11,980 shares of Common Stock held by Rikki Hanft, the minor daughter of Jeffrey Hanft.

(5) Includes options to purchase 240,834 shares of Common Stock granted under the Company's stock option plans to the following executive officers:
       66,667 to Bonnie S. Biumi (at an average exercise price of $5.69 per share); 30,000 to Lawrence T. Ellman (at an average exercise price of $5.69 per share); and 144,167 to Bruce W. Renard (at an average exercise price of $5.80 per share).

(6)    Charles J. Delaney, Jody Frank, Jeffrey Hanft, Jeffrey J. Keenan, Robert
       E. Lund, Bonnie S. Biumi, Lawrence T. Ellman, and Bruce W. Renard.

(7) Information provided by Schedule 13D and/or 13Gs filed by such persons. The Company has not independently verified such information.

(8) Represents currently exercisable warrants received in connection with a previous credit facility between the Company and Creditanstalt-Bankverein (of which Creditanstalt American Corporation is a wholly-owned subsidiary) and 150,000 shares of Common Stock obtained upon the exercise of warrants in connection with a previous credit facility. The currently exercisable warrants expire March 12, 2000 and are exercisable for 700,000 shares of Common Stock or the Company's Series B Preferred Stock at a price of $5.25 per share. Each share of Series B Preferred
       Stock is convertible into one share of Common Stock. See "Certain Relationships and Related Transactions."

(9) Includes: (i) options to acquire 20,000 shares of Common Stock of the Company at an average exercise price of $4.31, held for the benefit of UBS Partners by Messrs. Keenan and Delaney; and (ii) 2,857,143 shares of Common Stock issuable upon conversion of 150,000 shares of currently outstanding Series C Cumulative Convertible Preferred Stock (the "Preferred Stock"). All of the outstanding Preferred Stock is owned by UBS Partners (a wholly-owned subsidiary of Union Bank of Switzerland).

(10) Includes options to purchase 370,333 shares of Common Stock granted to the following former executive officers under the Company's stock option plans: 133,333 to Robert D. Rubin (at an average exercise price of $8.50 per share) and 237,000 to Richard F. Militello (at an average exercise price of $8.31 per share).

(11) Includes 5,625 shares of Common Stock owned by Richard F. Militello as custodian for Laura Militello, Sara Militello and Michael Militello, his minor children.

OWNERSHIP AND TRANSACTION REPORTS

            Under Section 16 of the Securities Exchange Act of 1934, the Company's directors and certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock, are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in Common Stock; such persons are also required to furnish the Company with copies of such reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner with respect to 1995.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Since January 1, 1995, the Company has engaged in the following transactions with directors and/or executive officers of the Company, shareholders listed in the security ownership table, or with businesses with which they are associated:

            1. In February 1995, after obtaining a fairness opinion indicating the proposed sale of the assets for the agreed upon consideration was fair to the Company from a financial point of view and after the transaction was approved by the disinterested members of the Company's Board of Directors, the Company sold substantially all of the assets of its prepaid calling card business to Global Link Teleco Corporation ("Global Link") for approximately $6.3 million. Upon the sale, the Company maintained the right to designate one member of Global Link's Board of Directors. The Company received $1.0 million in cash, a $5.3 million promissory note due February 1998, bearing interest at 8.5%, payable quarterly, and shares of common stock of Global Link. As a result of the February 1995 transaction, the Company's interest in the outstanding common stock of Global Link was 19.99%. At the time of such transaction, Jeffrey Hanft and Jody Frank were directors of Global Link and Jody Frank was a shareholder of Global Link.

            On March 1, 1996, Global Link consummated a merger transaction (the "Merger") with Global Telecommunications Solutions, Inc. ("GTS"). In connection with the Merger, the Company exchanged its outstanding notes and other receivables including accrued interest and its 19.9% equity ownership in Global Link for shares of GTS common stock, $0.6 million in cash and $1.5 million of notes receivable with various due dates through September 1997. Jody Frank is a shareholder of GTS.

            2. Information concerning indebtedness of the Company's directors, nominees for director and/or executive officers is as follows: (a) largest aggregate indebtedness outstanding since January 1, 1995: Jody Frank ($308,668); Jeffrey Hanft ($2,386,394); Richard Militello ($907,022) and Robert D. Rubin ($733,166); (b) currently outstanding indebtedness: Jody Frank ($248,501); Jeffrey Hanft ($2,291,617); Richard Militello ($614,686) and Robert D. Rubin ($0). Interest charged on outstanding indebtedness is described below.

            The Company loaned certain funds (the "Company Loans") to Jeffrey Hanft, Jody Frank, Robert D. Rubin and Richard F. Militello (the "Borrowers") for the reasons described below. Each of the Company Loans was made following approval by the members of the Board of Directors who were not parties to the transactions as a means to provide the Borrowers with a vehicle to refinance certain commercial bank indebtedness they had incurred to exercise Company stock options and pay related income taxes. The Borrowers exercised the stock options in December 1993 to purchase the Company's Common Stock for purposes of increasing the Company's shareholders' equity without accessing the external capital markets. The Borrowers personally borrowed the funds to exercise the options from a commercial bank and pledged the Company's Common Stock issued upon exercise as collateral for the bank loans ("Bank Loans"). This equity increase in turn was a significant factor in permitting the Company to increase its credit facility from $60.0 million to $125.0 million in February 1994.

            Commencing in May 1994, as the market price of the stock declined, the bank on several occasions required the Borrowers to pay down the Bank Loans or provide additional collateral. The Borrowers approached the disinterested members of the Company's Board of Directors to seek the Company's assistance in refinancing a portion of their Bank Loans. The Company then advanced the Company Loans. Included in the Company Loans are borrowings by Mr. Hanft, Mr. Frank and Mr. Militello in connection with the payment of personal income taxes related to the phantom gain incurred upon the December 1993 exercise of the stock options mentioned above. In an unrelated transaction, in lieu of receiving payment of their earned 1993 bonus, Mr. Hanft, Mr. Rubin and Mr. Militello agreed to accept loans from the Company (the "Bonus Loans").

            In addition to the Company Loans and the Bonus Loans, the Company made advances to Mr. Hanft in the aggregate principal amount of $384,877, of which approximately $134,877 is accruing interest at the publicly declared prime rate and the balance is accruing interest at the annual rate of 12%. The remaining principal amount of Mr. Hanft's indebtedness to the Company is accruing interest at the annual rate of 12% (other than Bonus Loans in the aggregate principal amount of $160,000, which accrue interest at a rate equal to the average annual borrowing rate of the Company's senior debt for the fiscal year ending on or immediately preceding the date interest on the outstanding principal balance is payable). The Company is currently in discussions with Mr. Hanft regarding the repayment of his indebtedness.

            In February 1996, the Company agreed to restructure all of its loans to Jody Frank, which loans were due and payable at that time in the amount of $248,501. In connection with the restructuring, the Company received from Mr. Frank a stock pledge agreement encumbering 35,000 shares of Common Stock of the Company held by Mr. Frank. As restructured, $124,250.50 of Mr. Frank's loans are evidenced by a non-recourse promissory note (which note limits enforcement of the note to the 35,000 pledged shares of Common Stock) bearing interest at the rate of 6.43% annually, and payable in full on February 1, 2001. The remaining $124,250.50 is evidenced by a promissory note bearing interest at the rate of 6.19% annually and payable in five annual installments beginning on February 1, 2002.

            In connection with his resignation from the Company and in consideration of a release by Mr. Rubin of alleged claims, under the Rubin Agreement, the Company agreed to pay Mr. Rubin $1,040,000, of which $448,474 was used to repay Mr. Rubin's Company Loans. In addition, Mr. Rubin's Bonus Loans (outstanding in the amount of $162,920, including interest) were canceled. The Company also agreed to waive the obligation of Mr. Rubin to repay contributions by the Company to purchase a split dollar life insurance contract owned by Mr. Rubin. Such Company contributions to Mr. Rubin's life insurance contract totaled $186,000.

            In connection with the termination of Richard Militello, former Chief Operating Officer, the Company set off indebtedness owed to the Company by Mr. Militello from the after tax portion of Mr. Militello's severance payment. See "Employment Agreements." The remaining indebtedness of Mr. Militello to the Company consists of: (i) $396,316 principal amount accruing interest at the rate of 12% annually; (ii) $70,370 principal amount accruing interest at the rate of 5.88% annually; and (iii) $148,000 of Company contributions to a split dollar life insurance contract owned by Mr. Militello.

            3. On July 19, 1995, UBS Partners purchased 150,000 shares of the Preferred Stock for gross proceeds of $15.0 million. Charles J. Delaney, a director of the Company, is the President of UBS Capital, an affiliate of UBS Partners. Jeffrey J. Keenan, a director of the Company, is also a director and vice president of

UBS Partners. In connection with the sale to UBS Partners of the Preferred Stock, the Company has reimbursed UBS Partners for its out of pocket expenses of $356,000.

            4. On November 24, 1994, the Company entered into a Settlement Agreement with Richard Whitman, then a Director of the Company, to resolve claims arising under an indemnity provision in connection with the November 1, 1991 merger of Ram Telephone and Communications ("Ram") into the Company. Pursuant to the Settlement Agreement, Mr. Whitman executed a promissory note in favor of the Company, agreeing to pay $237,000, plus simple interest of eight percent (8%) per annum, due and payable in full on December 31, 1997. Mr. Whitman also executed a security agreement, providing a pledge of up to 150,000 shares of the Company's Common Stock to collateralize payment of the promissory note. Mr. Whitman was a shareholder of Ram.

            5. In March 1995, the Company amended its credit facility agreement with Creditanstalt-Bankverein and certain other lenders by reducing the credit facility from $125 million to $100 million. The Company decreased from $9.00 to $5.25 the exercise price of 200,000 warrants to acquire Common Stock or Series B Preferred Stock of the Company, which warrants are held by Creditanstalt American Corporation (a subsidiary of Creditanstalt-Bankverein) in return for the cancellation of a demand registration right held by Creditanstalt American Corporation. In July 1995, the Company repaid the approximately $95.5 million of indebtedness under the credit facility, amended the credit facility to reduce the line of credit to $40 million, and paid Creditanstalt-Bankverein a loan origination fee of $200,000. In November 1995, Creditanstalt-Bankverein waived certain defaults arising under the credit facility and the Company agreed to pay a waiver fee of $50,000. In addition, the parties agreed to restrict the Company's borrowing based on the achievement of minimum cash flow targets. In April 1996, Creditanstalt-Bankverein and the Company amended the credit facility to accomplish, among other things, the following: (i) Creditanstalt-Bankverein waived additional defaults arising under the credit facility; (ii) the Company agreed to pay a waiver fee of $200,000; (iii) and the line of credit under the credit facility was decreased from $40 million to $10 million. At the same time, the Company decreased to $5.25 the exercise price of the warrants held by Creditanstalt American Corporation to acquire Common Stock or Series B Preferred Stock of the Company that had not already been repriced. The warrants repriced in April 1996 consisted of warrants to acquire 150,000, 300,000 and 50,000 shares at exercise prices of $8.00 per share, $9.33 per share and $9.00 per share, respectively. Between January 1, 1995 and April 15, 1996, the Company paid approximately $6.3 million in interest and fees to Creditanstalt-Bankverein as agent and as a lender in connection with the Company's credit facilities (including waiver fees).

            In May 1995, in order to facilitate a $2.5 million loan to PTC Cellular, Inc., a wholly-owned subsidiary of the Company, the Company entered into an exchange agreement under which it granted to Creditanstalt Corporate Finance, Inc. (an affiliate of Creditanstalt American Corporation) the right to exchange indebtedness under the loan for shares of Common Stock of the Company, with an exchange ratio based on the then current market price of the Common Stock. The exchange agreement could only be exercised while the borrower had indebtedness outstanding. All of the borrower's indebtedness was repaid in November 1995. Concurrently with the exchange agreement, PTC Cellular, Inc. issued warrants to acquire 263,916 shares of Class A or Class B Common Stock of PTC Cellular, Inc. to Creditanstalt Corporate Finance, Inc, at an exercise price of $.01 per share. The warrants expire on May 3, 2005. PTC Cellular, Inc. sold substantially all of its assets in November 1995.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PEOPLES TELEPHONE COMPANY, INC.

DATE: April 29, 1996                            By: /s/ BONNIE S. BIUMI
                                                    ----------------------------
                                                    Bonnie S. Biumi
                                                    Chief Financial Officer