Form 10-Q
period 1996-03-31
PEOPLES TELEPHONE COMPANY INC
filed 1996-05-14
CIK 819694

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the Quarterly Period Ended: March 31, 1996

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

                          (305) 593-9667
       (Registrant's telephone number, including area code)
                            ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.  Yes  X    No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, outstanding at May 8, 1996 : 16,194,684 shares.

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                     PEOPLES TELEPHONE COMPANY, INC.
                         CONSOLIDATED BALANCE SHEET
                              (in thousands)
                                     March 31,     December 31,
        Assets                         1996            1995
                                     _________     ____________
                                                    (Unaudited)
Current assets
  Cash and cash equivalents          $   9,461       $ 12,366
  Accounts receivable, net of
  allowance for doubtful accounts
  of $4,958 and $5,108                   7,442          7,100
  Inventory                              2,187          1,990
  Prepaid expenses and other
  current assets                         3,395          3,764
                                      ________       ________
     Total current assets               22,485         25,220
Property and equipment, net             75,122         78,201
Location contracts, net .               29,255         29,270
Goodwill, net                            8,495          8,904
Intangible assets, net                   2,406          2,620
Other assets, net                        8,220          8,713
Deferred income taxes                    3,407          3,407
Investments                              2,685          3,736
                                      ________       ________
     Total assets                     $152,075       $160,071
                                      ========       ========
Liabilities and Shareholders' Equity
Current liabilities
  Notes payable and current
  maturities of long-term debt        $    502        $   506
  Current portion of obligations
  under capital leases                   1,139          1,156
  Accounts payable and accrued
  expenses                              19,741         19,603
  Accrued interest payable               2,674          5,603
  Income and other taxes payable         2,555          2,452
                                      ________        _______
     Total current liabilities          26,611         29,320
Notes payable and long-term debt       101,098        101,259
Obligations under capital leases         1,141          1,318
                                      ________        _______
     Total liabilities                 128,850        131,897
                                      ________        _______
Commitments and contingencies             -              -
Preferred Stock
   Cumulative convertible preferred
   stock Series C, $.01 par value;
   160 shares authorized; 150 shares
   issued and outstanding               13,438         13,413
  Preferred stock dividends payable        735            473
                                       _______        _______
      Total preferred stock             14,173         13,886
Shareholders' equity
  Preferred stock; $.01 par value;
  4,140 shares authorized; none
  issued and outstanding                  -              -
  Convertible preferred stock;
  Series B, $.01 par value; 600
  shares authorized; none issued
  and outstanding                         -              -
  Common stock; $.01 par value;
  25,000 shares authorized;
  16,173 and 16,108 shares
  issued and outstanding                   162            161
  Capital in excess of par value        61,284         61,573
  Accumulated deficit                  (51,946)       (47,446)
  Unrealized loss on investments          (448)          -
                                      _________      _________
     Total shareholders' equity          9,052         14,288
                                      _________      _________
     Total liabilities and
     shareholders' equity             $152,075       $160,071
                                     ==========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                     PEOPLES TELEPHONE COMPANY, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
         (unaudited, in thousands, except per share data)

                                     For the three months ended
                                              March  31,
                                       1996              1995
                                     _________         ________
Revenues
  Coin calls                          $ 18,141         $ 19,061
  Non-coin calls                        12,355           16,985
                                      ________         ________
     Total revenues                     30,496           36,046

Costs and expenses
  Telephone charges                      9,863           12,970
  Commissions                            8,267            8,282
  Field service and collection           4,790            5,185
  Selling, general and administrative    2,981            2,642
  Depreciation and amortization          6,028            5,637
  Interest                               3,062            1,802
 Gain on disposal of prepaid calling
  card and international telephone
  centers                                 (545)             -
  Other                                    550               27
                                        ______           ______
     Total costs and expenses           34,996           36,545

Loss from continuing operations
before income taxes                     (4,500)            (499)
Benefit from income taxes                  -                188
                                        _______          _______
Loss from continuing operations         (4,500)            (311)
                                        _______          _______
Discontinued operations
 Loss from operations                      -               -
 Loss on disposition                       -                (50)
                                        _______          _______
 Loss from discontinued operations         -                (50)
Extraordinary loss from extinguishment
 of debt, net                              -             (2,894)
                                        _______         ________
    Net loss                           $ (4,500)        $(3,255)
                                       =========        ========
Earnings (loss) per common share
 Loss from continuing operations       $   (.29)         $ (.02)
 Loss from discontinued operations         -               -
 Extraordinary loss from extinguish-
 ment of debt, net                         -               (.18)
                                        ________         _______
     Net loss                           $  (.29)        $  (.20)
                                        ========        ========
Weighted average common and common
equivalent shares outstanding            16,173          16,081
                                        ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES TELEPHONE COMPANY, INC.
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Unaudited, in thousands)

                                        Three Months Ended,
                                             March 31,
                                         1996       1995
                                       ________   _________
Cash flow from operating activities:
  Net loss                             $ (4,500)  $ (3,255)
  Adjustments to reconcile net
  loss to net cash (used in)
  provided by operating activities:
      Depreciation and amortization       6,028      5,637
      Deferred income taxes                  -      (1,954)
      Extraordinary loss from
      extinguishment of debt                 -       4,631
      Equity in losses of Global Link        -          27
      Gain on sale of assets               (545)        -
      Change in assets and liabilities:
           Decrease in accounts
           receivable                       158      1,132
           Increase in inventory           (197)      (337)
           Decrease (increase) in
           prepaid expenses and other
           current assets                   369       (760)
           Decrease (increase) in
           other assets                     313       (373)
           Decrease in accounts
           payable and accrued
           expenses                         (54)      (883)
           Decrease in accrued
           interest                      (2,929)      (307)
           Increase (decrease)
           in taxes payable                 103        (77)
           Net effect of discontinued
           operations                        -      (2,622)
                                         _______    _______
Net cash (used in) provided by
operating activities                     (1,254)       859

Cash flow from investing activities:
    Payments for acquisitions and
    certain contracts                    (1,303)      (435)
    Property and equipment additions       (754)    (1,337)
    Proceeds from sale of assets            800      1,250
                                         _______    _______
Net cash used in investing activities    (1,257)      (522)

Cash flow from financing activities:
    Net payments under note payable
    to bank                                (165)       (83)
    Principal payments under capital
    lease obligations                      (229)    (1,132)
    Exercise of stock options and
    warrants                                 -         126
    Officer loans                            -        (190)
                                        ________    _______
Net cash used in financing activities      (394)    (1,279)
                                        ________    _______
Net decrease in cash and cash
equivalents                              (2,905)      (942)
Cash and cash equivalents at beginning
of period                                12,366      7,663
                                        _______     _______
Cash and cash equivalents at end
of period                               $ 9,461    $ 6,721
                                        =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES TELEPHONE COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1996 AND MARCH  31, 1995
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

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 as set forth in the Company's Form 10-K.

During the third quarter of 1995, the Company decided to retain the
remaining portion of its inmate telephone operations.   The
accompanying consolidated statements of operations and of cash flows for the three months ended March 31, 1995 have been reclassified to present the inmate telephone operations as part of continuing operations. In addition, certain other amounts for the prior year have been reclassified to conform with current year presentation.

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

Intangible Assets

During the first quarter of 1996, the Company adopted Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption did not have a material impact on the financial results of the Company for the three months ended March 31, 1996.

Stock Options

In October 1995, the FASB issued Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation,which requires companies to either recognize expense for stock-based awards based on their fair value on the date of grant or provide footnote disclosures regarding the impact of such changes. The Company adopted the provisions of SFAS 123 on January 1, 1996 but will continue to account for options issued to employees or directors under the Company's non-qualified stock option plans in accordance with Accounting Principles Board Opinion No.25 ("APB 25"), Accounting for Stock Issued to Employees. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, therefore, no compensation expense is recognized under APB 25.

Depreciation and Amortization

Effective January 1, 1996, the Company revised its depreciation and amortization policy for certain fixed and intangible assets used in the inmate telephone operations. Based on increased competition and certain other changes within the inmate telephone industry, the Company reduced the useful lives of various assets to five years. This change in accounting estimate resulted in an increase in Depreciation and amortization expense and Net loss for the three months ended March 31, 1996 of approximately $0.3 million or $.02 per common share.

NOTE 3 - PREPAID CALLING CARD AND INTERNATIONAL TELEPHONE CENTERS

On September 28, 1995, the Company sold its international telephone center operations for $2.0 million in cash and notes receivable. For financial accounting purposes, the recovery of $2.0 million previously written off will be recognized as the cash is received. During the quarter ended March 31, 1996, the Company received a payment of approximately $0.3 million which is included in "Gain on disposal of prepaid calling card and international telephone centers" in the accompanying Consolidated Statement of Operations.

On March 1, 1996, Global Link Teleco Corporation ("Global Link") consummated a merger transaction (the "Merger")with Global Telecommunications Solutions, Inc. ("GTS"). The Company exchanged its outstanding notes and other receivables including accrued interest for shares of GTS Common stock, $0.6 million in cash and $1.5 million of notes receivable with various due dates through September 1997. The Company's 19.99% equity interest in Global Link was converted in the Merger into GTS shares. For financial accounting purposes, a net gain of approximately $1.0 million will be deferred until the outstanding receivable balances are collected. In addition, a gain of approximately $0.3 million was recorded in the first quarter of 1996 related to amounts collected at the time of this transaction.

NOTE 4 - INVESTMENTS

The Company's investment in GTS is accounted for in accordance with Statement No. 115 ("SFAS 115"), Accounting for Certain Investments
in Debt and Equity Securities.   Investments in debt and equity
securities , other than those accounted for under the equity method, are reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of Shareholders' Equity. The Company's investment in GTS at March 31, 1996 was approximately $3.9 million net of approximately $0.4 million of unrealized investment losses.

NOTE 5 - EARNINGS PER SHARE:

The treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data.
For 1996 and 1995, common stock equivalents were excluded since the effect would be anti-dilutive. Therefore, fully diluted earnings per share are not presented.

See earnings (loss) per common share calculation as summarized on page 8.

NOTE 6 - LONG-TERM DEBT:

During April 1996, the Company amended the Fourth Amended Loan and Security Agreement (the "Amendment") with Creditanstalt-Bankverein (the "Bank"). In connection with the Amendment, the Bank waived the Company's non-compliance with certain restrictive covenants contained in the agreement for the three month period ended December
31, 1995.   The Amendment, among other things, decreased the
facility to $10.0 million and reduced the requirements of the financial covenants. The amended credit facility bears interest at the Bank's prime rate plus 2% and requires all outstanding principal balances to be repaid in September 1997. At the same time, the Company decreased to $5.25 the exercise price of the warrants held by Creditanstalt American Corporation to acquire Common Stock or Series B Preferred Stock of the Company that had not already been repriced. At March 31, 1996, the Company was in compliance with the amended covenants and had no amounts borrowed under the facility.

NOTE 7 - INCOME TAXES:

At March 31, 1996, the Company recorded valuation allowances of approximately $1.7 million against deferred tax assets generated during the three months ended March 31, 1996. A valuation allowance was provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.


                   PEOPLES TELEPHONE COMPANY, INC.
           COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
           (unaudited, in thousands, except per share data)

                                          Three Months Ended
                                                March 31,
                                            1996      1995
                                          __________________
Loss from continuing operations           $(4,500)    $  (311)
Less:
 Cumulative preferred stock dividends         262         -
                                          ________    ________
Loss from continuing operations for
per share computations                     (4,762)       (311)
Loss from discontinued operations             -           (50)
Extraordinary loss from extinguishment
of debt, net                                   -       (2,894)
                                           ________  _________
   Net loss for per share computations     $(4,762)  $ (3,255)
                                           ========  =========

Number of shares:
Weighted average shares used in the
per share computation                        16,173     16,081
                                            =======    =======
Earnings (loss) per common and common
equivalent share:
Loss from continuing operations            $  (.29)    $   (.02)
Loss from discontinued operations               -           -
Extraordinary loss from extinguishment
of debt, net                                    -          (.18)
                                           _________   _________
   Net loss                                $  (.29)    $   (.20)
                                           =========   =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis compares the quarter ended March 31, 1996 to the quarter ended March 31, 1995 and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with Management's Discussion and Analysis appearing in the Company's Form 10-K for the year ended December 31, 1995.

    The financial results discussed below relate to continuing operations which primarily consist of the public pay telephone business and inmate telephone operations. The accompanying consolidated statements of operations and cash flows for the three months ended March 31, 1995 have been reclassified to present the inmate telephone operations as part of continuing operations.

Revenues

    The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 59.5% and 52.9% of total revenues from continuing operations for the quarters ended March 31, 1996 and 1995, respectively. Coin revenue decreased 4.8% to $18.1 million during the quarter ended March 31, 1996 compared to the same period in 1995. This decrease is primarily attributable to the decrease in the average number of public pay telephones operated by the Company during the first quarter of 1996 to approximately 38,300 compared to an average of approximately 40,000 for the same period in 1995. While the average coin revenue per public pay telephone remained relatively consistent period to period, the Company believes that the number of coin calls made at its public pay
telephones may decrease over time.   The Company believes that,
among other things, the decreases will primarily result from the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and the operation of more public pay telephones in closer proximity to the Company's telephones.

    During the second quarter of 1995, the Company signed a contract with AT&T to act as its primary third-party operator service provider. Prior to the execution of this agreement, non-coin calls were routed through the Company's private label operator service program. The Company records as revenue the total amount the end user pays for the call (net of taxes) when the call is completed through the Company's private label operator service. In contrast, when the call is completed through the third-party operator service provider, the Company records as revenue the amount it receives from the third-party operator service provider which represents a negotiated percentage of the total amount the caller pays for the call. The Company uses its private label operator service or a third-party operator service provider based on which service the Company believes nets it the highest gross margin from the call.

    Non-coin revenue represented approximately 40.5% and 47.1% of total revenues from continuing operations for the quarters ended
March 31, 1996 and 1995, respectively.   Non-coin revenue is derived
from calling card calls, credit card calls, collect calls and third-party billed calls placed from the Company's public pay telephones and inmate telephones. For the quarter ended March 31, 1996, revenues from non-coin calls decreased 27.3% to approximately $12.4 million, compared to the quarter ended March 31, 1995. This decrease was primarily attributable to an increase in the number of public pay telephone calls placed through third-party operator service providers as opposed to the Company's private label operator service and the decrease in the number of inmate telephone lines
operated by the Company.   During the first quarter of 1996, the
Company operated approximately 2,100 inmate telephone lines, compared to approximately 3,200 during the first quarter of 1995.

Operating Expenses

    Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges paid to Local Exchange Carriers which include costs of basic service and transport of local coin calls, long-distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to property owners and correctional facilities for revenues generated by the Company's telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipts and certain other taxes, corporate travel and entertainment and various other expenses.

    The switch by the Company to a third-party operator service resulted in a decreased revenue base due to the method of recording revenue for calls made through that service as compared to calls placed through the Company's private label operator service program (see above). As a result, operating expenses as a percentage of revenues for the three months ended March 31, 1996 increased compared to the same period in 1995. Total operating expenses were approximately 84.9% and 80.7% of total revenues from continuing operations for the quarters ended March 31, 1996 and 1995, respectively.

    Telephone charges decreased as a percentage of total revenues from continuing operations to 32.3% for the quarter ended March 31, 1996, compared to 36.0% for the same period in 1995. The decrease in telephone charges is primarily due to a decline in the number of calls placed through the Company's private label operator service program. The Company paid the costs incurred to transmit, bill, collect and validate the call when the call was completed through
its private label operator services.   In  contrast, the Company
incurred no such costs when a third-party operator service provider completed the call. In addition, the Company has experienced a decrease in telephone charges as a result of regulatory changes and competition within the local/intraLata service market which began in
the third quarter of 1995.   Telephone charges for the first quarter
of 1995 include a reduction of interexchange carrier expenses related to a settlement with a service provider for certain billing errors and underpayment of operator service revenue of approximately $1.3 million.

    Commissions as a percentage of total revenues from continuing operations were approximately 27.1% and 23.0% for the quarters
ended March 31, 1996 and 1995, respectively.   The increase in
commissions as a percentage of revenues was primarily attributable to (i) the change in the Company's method of recording revenue as a result of the Company's switch to a third-party operator service provider; (ii) higher commission rates paid in connection with the Atlanta Hartsfield International Airport account; and (iii) higher commission rates for new and renewed contracts due to increasing competition in the public pay telephone and inmate telephone markets.

    Field service and collection expenses as a percentage of total revenues from continuing operations were 15.7% and 14.4% for the first quarter of 1996 and 1995, respectively. This increase was primarily attributable to the reduced revenue base as described
above.   In total, field service and collection expenses decreased
to approximately $4.8 million for the first quarter of 1996 compared to approximately $5.2 million for the same period in 1995. This decrease was primarily attributable to cost savings resulting from office and route consolidations and a focus on achieving further operating efficiencies. Selling, general and administrative expenses increased 12.8% to approximately $3.0 million in the first quarter 1996 versus the first quarter 1995. This increase was primarily attributable to an increase in insurance premiums, the salary associated with the addition of an internal sales force and increases in industry association dues, filing fees and promotional costs.

Depreciation and Amortization

    Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life for public pay telephones and a five-year useful life for inmate telephones. Amortization is primarily based on acquisition costs including location contracts, goodwill and non-competition provisions and is calculated on a straight-line method using estimated useful lives ranging from five to twenty years. Depreciation and amortization increased to $6.0 million for the quarter ended March 31, 1996, compared to $5.6
million for the same period in 1995.   The increase in depreciation
and amortization is primarily attributable to the revision of the depreciation and amortization policy for certain inmate assets. Based on increased competition and certain other changes within the inmate telephone industry, the Company reduced the useful lives of various assets to five years. As a result of this change in accounting estimate, depreciation and amortization increased approximately $0.3 million in the first quarter of 1996.

Interest Expense

    In the first quarter of 1996, interest expense increased 69.9% to $3.1 million as compared to the same quarter in 1995. This increase is primarily attributable to (i) the higher interest rate on the Company's $100.0 million of Senior Notes as compared to the rates in effect on the Company's revolving line of credit in existence in the first quarter of 1995; and (ii) the inclusion of interest expense in continuing operations which was previously allocated to the Company's cellular operations which were included in discontinued operations.

Gain on Disposal of Prepaid Calling Card and International Telephone
Centers

    Gain on disposal of prepaid calling card and international telephone centers includes approximately $0.3 million received in connection with the sale of the Company's international telephone center operations and approximately $0.3 million recognized in connection with the merger of Global Link Teleco Corporation and Global Telecommunications Solutions, Inc. (see Note 3 to the accompanying consolidated financial statements).

Other

Other expense includes approximately $0.6 million of severance obligations incurred under employment agreements with certain key executives.

Benefit from Income Taxes

    The Company's benefit from income taxes decreased approximately $0.2 million for the quarter ended March 31, 1996 from the same period in 1995 primarily due to the fact that for the 1996 period the Company recorded valuation allowances for 100% of the deferred tax assets generated from operating losses in the period. The Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.7 million for the quarter ended March 31, 1996.

Net Loss from Continuing Operations before Extraordinary Item

    The Company had a net loss from continuing operations of approximately $4.5 million for the three months ended March 31, 1996, compared to a net loss from continuing operations of approximately $0.3 million for the same period in 1995.

Extraordinary Loss

    As a result of a March 1995 amendment to the Company's revolving line of credit agreement, the Company recorded extraordinary losses from the write-off of deferred financing costs associated with the early extinguishment of debt of approximately $4.6 million, before the related income tax benefit of $1.7 million, which is included in the financial results of the Company for the three months ended March 31, 1995. There were no such items recorded in the first quarter of 1996.

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

    EBITDA from continuing operations was approximately $4.6 million for the quarter ended March 31, 1996, compared to $6.9 million the same period in 1995. Cash flow for the first quarter of 1995 included approximately $1.3 million of one-time income related to a settlement with a vendor. The remaining decrease is attributable to a decrease in the Company's installed base of inmate telephone lines and public pay telephones, increased commissions and higher selling, general and administrative expenses offset by decreases in telephone charges and field service and collection expenses as noted above.

Liquidity and Capital Resources

    During the first quarter of 1996, the Company financed its operations from operating cash flow. For the quarter ended March 31, 1996, the Company's operating cash flow was $(1.3) million compared to $0.9 million for the same period in 1995.

    The Company's working capital deficit was approximately $(4.1) million, with a current ratio of .84 to 1, at March 31, 1996. This is consistent with working capital deficit of $(4.1) million and a current ratio of .86 to 1 at December 31, 1995.

    In April 1996, the Company amended certain terms contained in the Fourth Amended Loan and Security Agreement (the "Amendment").
In connection with the Amendment, the Bank waived the Company's non-compliance with certain restrictive covenants contained in the agreement for the three month period ended December 31, 1995.
The Amendment, among other things, decreased the facility to $10.0 million and reduced the requirements of the financial covenants.
The amended credit facility bears interest at the Bank's prime rate plus 2% and requires all outstanding principal balances to be repaid in September 1997. At the same time, the Company decreased to $5.25 the exercise price of the warrants held by Creditanstalt American Corporation to acquire Common Stock or Series B Preferred Stock of the Company that had not already been repriced. At March 31, 1996, the Company was in compliance with the amended covenants and had no amounts borrowed under the facility.

    Based upon current expectations, the Company believes that cash flow from operations, together with amounts which may be borrowed under the amended credit facility, will be adequate for it to meet its working capital requirements, pursue its business strategy and service its obligations with respect to its 12 1/4% Senior Notes , although there can be no assurance that it will be able to do so.

Part II   OTHER INFORMATION

Item 5.   Other Events

(a) The Company has scheduled its Annual Meeting of Shareholders to be held on July 15, 1996.

(b)    E. Craig Sanders has been elected President, Chief
Executive Officer and a Director of the Company effective as of May 2, 1996. He succeeded Robert E. Lund in the positions of President and Chief Executive Officer. Mr. Lund had been serving in those positions on an interim basis and will continue as a Director of the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit   Description

10.1 Second Amendment to Fourth Amended and Restated Loan and Security Agreement dated April 4, 1996 between Peoples Telephone
Company, Inc. and Creditanstalt-Bankverein.

10.2      Second Amendment to Second Amended and Restated Warrant
Agreement dated April 4, 1996 between Peoples Telephone Company,
Inc. and Creditanstalt American Corporation.

10.3      Employment Agreement between E. Craig Sanders and the
Company dated May 2, 1996.

(b) Reports on Form 8-K:

          None

                              SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEOPLES TELEPHONE COMPANY, INC.
                                    Registrant


Date:     May 14, 1996              /s/ Bonnie S. Biumi
                                   ________________________________
                                    Bonnie S. Biumi
                                    Chief Financial Officer