Form 10-Q
period 1996-06-30
PEOPLES TELEPHONE COMPANY INC
filed 1996-08-13
CIK 819694

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended: June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, outstanding at August 12, 1996 : 16,194,684 shares.

Part I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                         PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                                          June 30,  December 31,
       Assets                                              1996        1995
                                                         ---------  -----------
Current assets
  Cash and cash equivalents............................   $ 12,636    $ 12,366
  Accounts receivable, net of allowance for
   doubtful accounts of  $4,919 and $5,108.............      9,180       7,100
  Inventory ...........................................      1,687       1,990
  Prepaid expenses  and other current assets ..........      2,383       3,764
                                                          --------    ---------
     Total current assets .............................     25,886      25,220
Property and equipment, net ...........................     72,084      78,201
Location contracts, net ...............................     29,203      29,270
Goodwill, net .........................................      7,095       8,904
Intangible assets, net ................................      2,195       2,620
Other assets, net .....................................      8,364       8,713
Deferred income taxes .................................      3,407       3,407
Investments ...........................................      2,014       3,736
                                                          --------    --------
     Total assets......................................   $150,248    $160,071
                                                          ========    ========

       Liabilities And Shareholders' Equity

Current liabilities
  Notes payable and current maturities
   of long-term debt...................................   $    517    $    506
  Current portion of obligations under capital leases..      1,091       1,156
  Accounts payable and accrued expenses................     19,702      19,603
  Accrued interest payable ............................      5,696       5,603
  Income and other taxes payable ......................      2,940       2,452
                                                          --------    --------
     Total current liabilities ........................     29,946      29,320
Notes payable and long-term debt ......................    100,954     101,259
Obligations under capital leases ......................        867       1,318
                                                          --------    --------
     Total liabilities ................................    131,767     131,897
                                                          --------    --------
Commitments and contingencies .........................       --          --
Preferred Stock
  Cumulative convertible preferred stock Series C,
     $.01 par value; 160 shares authorized; 150 shares
     issued and outstanding ...........................     13,479      13,413
  Preferred stock dividends payable ...................        997         473
                                                           -------     -------
      Total preferred stock ...........................     14,476      13,886
Shareholders' equity
  Preferred stock; $.01 par value; 4,140 shares
    authorized; none issued and outstanding ...........        --         --
  Convertible preferred stock; Series B, $.01 par value;
    600 shares authorized; none issued and outstanding .       --         --
  Common stock; $.01 par value; 25,000 shares authorized;
    16,194 and 16,108  shares issued and outstanding...        162         161
  Capital in excess of par value ......................     61,055      61,573
  Accumulated deficit .................................    (56,125)    (47,446)
  Unrealized loss on investments ......................     (1,087)       --
                                                          --------    --------
     Total shareholders' equity .......................      4,005      14,288
                                                          --------    --------
     Total liabilities and shareholders' equity........   $150,248    $160,071
                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                For the
                                                           Three months ended
                                                                June 30,
                                                         ----------------------
                                                           1996          1995
                                                         --------     ---------
Revenues
  Coin calls ........................................    $ 19,995     $ 19,871
  Non-coin calls ....................................      11,964       16,959
                                                         --------     --------
     Total revenues .................................      31,959       36,830

Costs and expenses
  Telephone charges .................................       9,883       13,032
  Commissions .......................................       8,846        8,916
  Field service and collection ......................       5,020        5,605
  Selling, general and administrative ...............       3,265        2,747
  Depreciation and amortization .....................       6,184        5,456
  Interest ..........................................       2,940        2,249
 (Gain) loss on disposal of prepaid calling card
    and international telephone centers .............         --          --
  Other .............................................         --         1,034
                                                         --------     --------
     Total costs and expenses .......................      36,138       39,039

Loss from continuing operations before income taxes        (4,179)      (2,209)
Benefit from income taxes ...........................         --            50
                                                         --------     --------
Loss from continuing operations .....................      (4,179)      (2,159)
                                                         --------     --------

Discontinued operations
 Loss from operations ...............................         --          --
(Loss) income on disposition, net of income taxes
   of $50 ...........................................         --            84
                                                         --------     --------
 Loss from discontinued operations ..................         --            84
Extraordinary loss from extinguishment of debt, net .         --          --
                                                         --------     --------
    Net loss.........................................   $  (4,179)   $  (2,075)
                                                        =========    =========

Earnings (loss) per common share
 Loss from continuing operations.....................   $    (.28)   $    (.13)
 Loss from discontinued operations ..................         --          --
 Extraordinary loss from extinguishment of debt, net          --          --
                                                        ---------    ---------
     Net loss.........................................  $    (.28)   $    (.13)
                                                        =========    =========

Weighted average common and common equivalent shares
 outstanding ........................................      16,188       16,094
                                                        =========    =========




The accompanying notes are an integral part of these consolidated financial statements.


                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                 For the
                                                            Six months ended
                                                                June 30,
                                                          ----------------------
                                                            1996          1995
                                                          --------     ---------
Revenue
  Coin calls..........................................   $  38,136    $  38,932
  Non-coin calls .....................................      24,319       33,822
  Service and other ..................................       --             122
                                                           -------       ------
     Total revenues ..................................      62,455       72,876

Costs and expenses
  Telephone charges ..................................      19,746       26,002
  Commissions ........................................      17,113       17,198
  Field service and collection .......................       9,800       10,790
  Selling, general and administrative.................       6,255        5,389
  Depreciation and amortization ......................      12,213       11,092
  Interest ...........................................       6,002        4,051
 (Gain) loss on disposal of prepaid calling card and
   international telephone centers ...................        (545)        --
  Other ..............................................         550        1,061
                                                           -------     --------
     Total costs and expenses ........................      71,134       75,583

Loss from continuing operations before income taxes...      (8,679)      (2,707)
Benefit from income taxes ............................        --            238
                                                           -------     --------
Loss from continuing operations ......................      (8,679)      (2,469)
                                                           -------     --------
Discontinued operations
  Loss from operations, ..............................        --           --
 (Loss) income on disposition, net of income taxes
   of $21 ............................................        --             33
                                                          --------     --------
  Loss from discontinued operations...................        --             33
  Extraordinary loss from extinguishment of debt, net         --         (2,894)
                                                          --------     --------
      Net loss .......................................   $ (8,679)    $  (5,330)
                                                         ========     =========

Earnings (loss) per common share
 Loss from continuing operations......................   $   (.57)    $    (.15)
 Loss from discontinued operations ...................       --            --
 Extraordinary loss from extinguishment of debt, net .       --            (.18)
                                                         --------     ---------
     Net loss.........................................   $   (.57)    $    (.33)
                                                         ========     =========

Weighted average common and common equivalent shares
 outstanding .........................................     16,181        16,074
                                                         ========     =========




The accompanying notes are an integral part of these consolidated financial statements.


                         PEOPLES TELEPHONE COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (unaudited, in thousands)

                                                                For the
                                                           Six Months Ended,
                                                                June 30,
                                                        -----------------------
                                                           1996          1995
                                                        ---------     ---------
Cash flow from operating activities:
 Net loss............................................   $ (8,679)     $ (5,330)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization .................     12,213        11,092
      Deferred income taxes .........................       --          (1,954)
      Extraordinary loss from extinguishment of debt.       --           4,631
      Equity in losses of Global Link ...............       --             136
      Gain on sale of assets ........................       (545)           --
      Change in assets and liabilities:
       (Increase) decrease in accounts receivable....     (1,580)        1,653
        Decrease (increase) in inventory ............        503          (845)
        Increase in prepaid expenses and other
          current assets ............................        (23)         (943)
        Decrease in other assets ....................        219           417
        Increase in accounts payable and accrued
          expenses...................................      1,092           256
        Increase (decrease) in accrued  interest.....         93            (6)
        Increase (decrease) in taxes payable.........        488           (17)
        Net effect of discontinued operations .......        --         (3,320)
                                                          ------        ------

Net cash provided by operating activities............      3,781         5,770

Cash flow from investing activities:
    Payments for acquisitions and certain contracts..     (2,384)         (806)
    Property and equipment additions ................     (1,873)       (3,094)
    Proceeds from sale of assets ....................      1,580         1,000
    Decrease in investments..........................         31           127
                                                          ------        ------

Net cash used in investing activities ...............     (2,646)       (2,773)

Cash flow from financing activities:
    Net payments under note payable to bank .........       (294)       (6,055)
    Principal payments under capital lease
      obligations....................................       (571)        1,098
    Exercise of stock options and warrants...........        --            307
    Officer loans ...................................        --           (190)
                                                          ------        ------

Net cash used in financing activities ...............       (865)       (4,840)
                                                          ------        ------

Net increase (decrease) in cash and cash equivalents.        270        (1,843)
Cash and cash equivalents at beginning of period ....     12,366         7,663
                                                          ------         -----

Cash and cash equivalents at end of period...........   $ 12,636       $ 5,820
                                                        ========       =======



The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1996 AND JUNE 30, 1995
                                   (unaudited)


NOTE 1 - UNAUDITED INTERIM INFORMATION

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

The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 as set forth in the Company's Form 10-K.

During the third quarter of 1995, the Company decided to retain the remaining portion of its inmate telephone operations. The accompanying consolidated statements of operations for the three and six months and of cash flows for the six months ended June 30, 1995 have been reclassified to present the inmate telephone operations as part of continuing operations. In addition, certain other amounts for the prior year have been reclassified to conform with current year presentation.

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

Intangible Assets

During the first quarter of 1996, the Company adopted Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption did not have a material impact on the financial results of the Company for the three months or the six months ended June 30, 1996.

Stock Options

In October 1995, the FASB issued Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which requires companies to either recognize expense for stock-based awards based on their fair value on the date of grant or provide footnote disclosures regarding the impact of such changes. The Company adopted the provisions of SFAS 123 on January 1, 1996 but will continue to account for options issued to employees or directors under the Company's non-qualified stock option plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized under APB 25.

Depreciation and Amortization

Effective January 1, 1996, the Company revised its depreciation and amortization policy for certain fixed and intangible assets used in the inmate telephone operations. Based on increased competition and certain other changes within the inmate telephone industry, the Company reduced the useful lives of various assets to five years. This change in accounting estimate resulted in an increase in depreciation and amortization expense and net loss for the three months and six months ended June 30, 1996 of approximately $0.3 million and $0.6 million or $.02 and $.04 per common share, respectively.

NOTE 3 - PREPAID CALLING CARD AND INTERNATIONAL TELEPHONE CENTERS

On September 28, 1995, the Company sold its international telephone center operations for $2.0 million in cash and notes receivable. For financial accounting purposes, the recovery of $2.0 million previously written off will be recognized as the cash is received. During the first quarter of 1996, the Company received a payment of approximately $0.3 million which is included in "Gain on disposal of prepaid calling card and international telephone centers" in the accompanying Consolidated Statement of Operations.

On March 1, 1996, Global Link Teleco Corporation ("Global Link") consummated a merger transaction (the "Merger") with Global Telecommunications Solutions, Inc. ("GTS"). The Company exchanged its outstanding notes and other receivables including accrued interest for shares of GTS Common stock, $0.6 million in cash and $1.5 million of notes receivables with various due dates through September 1997. The Company's 19.99% equity interest in Global Link was converted in the Merger into GTS shares. For financial accounting purposes, a net gain of approximately $1.0 million will be deferred until the outstanding receivable balances are collected. In addition, a gain of approximately $0.3 million was recorded in the first quarter of 1996 related to amounts collected at the time of this transaction.

NOTE 4 - INVESTMENTS

The Company's investment in GTS is accounted for in accordance with Statement No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. Investments in debt and equity securities, other than those accounted for under the equity method, are reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of Shareholders' Equity. As of the merger date, the fair value of the investment was approximately $3.1 million. The fair value of the Company's investment in GTS common stock at June 30, 1996 was approximately $2.0 million which is net of approximately $1.1 million of unrealized investment losses.

NOTE 5 - EARNINGS PER SHARE

The treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. For 1996 and 1995, common stock equivalents were excluded since the effect would be anti-dilutive. Therefore, fully diluted earnings per share are not presented.

See earnings (loss) per common share calculation as summarized on page 9.

NOTE 6 - LONG-TERM DEBT

During April 1996, the Company amended the Fourth Amended Loan and Security Agreement (the "Amendment") with Creditanstalt-Bankverein (the "Bank"). In connection with the Amendment, the Bank waived the Company's non-compliance with certain restrictive covenants contained in the agreement for the three month period ended December 31, 1995. The Amendment, among other things, decreased the facility to $10.0 million and reduced the requirements of the financial covenants. The amended credit facility bears interest at the Bank's prime rate plus 2% and requires all outstanding principal balances to be repaid in September 1997. At the same time, the Company decreased to $5.25 the exercise price of the warrants held by Creditanstalt American Corporation to acquire Common Stock or Series B Preferred Stock of the Company that had not already been repriced. At June 30, 1996, the Company was in compliance with the amended covenants and had no amounts borrowed under the facility.

NOTE 7 - INCOME TAXES

At June 30, 1996, the Company recorded valuation allowances of approximately $1.6 million and $3.3 million against deferred tax assets generated during the three months and six months ended June 30, 1996, respectively. A valuation allowance was provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

NOTE 8 - SUBSEQUENT EVENTS

In July 1996, litigation with BellSouth Telecommunications, Inc. was amicably resolved to the satisfaction of the parties.


                         PEOPLES TELEPHONE COMPANY, INC.
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                (unaudited, in thousands, except per share data)

                                                                  For The
                                                             Three Months Ended
                                                                  June 30,
                                                            --------------------
                                                               1996       1995
                                                            ---------  ---------

Loss from continuing operations...........................  $ (4,179)  $ (2,159)
Less:
 Cumulative preferred stock dividends ....................      (263)       --
                                                            --------   --------
Loss from continuing operations for per share computations    (4,442)    (2,159)
(Loss) income from discontinued operations................       --          84
Extraordinary loss from extinguishment of debt, net ......       --         --
                                                            --------   --------
   Net loss for per share computations....................  $ (4,442)  $ (2,075)
                                                            ========   ========

Number of shares:
Weighted average shares used in the per share computation .   16,188     16,094
                                                            ========   ========
Earnings (loss) per common and common equivalent share:
Loss from continuing operations............................ $   (.28)  $   (.13)
(Loss) income from discontinued operations.................      --         --
Extraordinary loss from extinguishment of debt, net .......      --         --
                                                            --------   --------
   Net loss ............................................... $   (.28)  $   (.13)
                                                            ========   ========


                                                                  For The
                                                             Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                               1996      1995
                                                            ---------  --------

Loss from continuing operations............................ $ (8,679)  $ (2,469)
Less:
 Cumulative preferred stock dividends .....................     (525)      --
                                                            --------   --------
Loss from continuing operations for per share
  computations.............................................   (9,204)    (2,469)
(Loss) income from discontinued operations.................     --           33
Extraordinary loss from extinguishment of debt, net .......     --       (2,894)
                                                            --------   --------
   Net loss for per share computations..................... $ (9,204)  $ (5,330)
                                                            ========   ========

Number of shares:
Weighted average shares used in the per share computation .   16,181     16,074
                                                            ========   ========

Earnings (loss) per common and common equivalent share:
Loss from continuing operations............................ $   (.57)  $   (.15)
(Loss) income from discontinued operations.................     --         --
Extraordinary loss from extinguishment of debt, net .......     --         (.18)
                                                            --------   --------
   Net loss ............................................... $   (.57)  $   (.33)
                                                            ========   ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter and six months ended June 30, 1996 to the quarter and six months ended June 30, 1995 and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with Management's Discussion and Analysis appearing in the Company's Form 10-K for the year ended December 31, 1995.

     The financial results discussed below relate to continuing operations which primarily consist of the public pay telephone business and inmate telephone operations. The accompanying consolidated statements of operations for the three months and six months and cash flows for the six months ended June 30, 1995, have been reclassified to present the inmate telephone operations as part of continuing operations.

Revenues

     The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 62.6% and 54.0% of total revenues from continuing operations for the quarters ended June 30, 1996 and 1995 and 61.1% and 53.4% of total revenues from continuing operations for the six months ended June 30, 1996 and 1995, respectively. Coin revenue increased 0.6% to $20.0 million during the quarter ended June 30, 1996 and decreased approximately 2.0% to $38.1 million for the six months ended June 30, 1996, compared to the same periods in 1995. The Company's average installed public pay telephone base was approximately 38,300 phones and 39,800 phones for the six month period ended June 30, 1996 and 1995, respectively. Coin revenue on a per phone basis increased by 3.3% and 1.6% for the quarter and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The Company believes that the increase can be attributed, in part, to emphasis on maintenance programs which have improved the up-time of the Company's phones, the implementation and promotion of new coin calling programs and the company's continued efforts to remove low revenue phones.

     While the Company is currently experiencing positive trends in coin revenue, the Company believes that the number of coin calls made at its public pay telephones may remain flat or decrease over time. The Company believes that, among other things, the decreases will primarily result from the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and the operation of more public pay telephones in closer proximity to the Company's telephones. The Company also believes that these decreases may be offset, over time, by increases in local coin call rates as a result of potential regulatory changes.

     During the second quarter of 1995, the Company signed a contract with AT&T to act as its primary third-party operator service provider. Prior to the execution of this agreement, non-coin calls were routed through the Company's private label operator service program. The Company uses its private label operator service or a third-party operator service provider based on which service the Company believes nets it the highest gross margin from the call. The Company records as revenue the total amount the end user pays for the call (net of taxes) when the call is completed through the Company's private label operator service. In contrast, when the call is completed through the third-party operator service provider, the Company records as revenue the amount it receives from the third-party operator service provider which represents a negotiated percentage of the total amount the caller pays for the call. In May 1996, AT&T began paying a specified per call amount for interLATA (800) dial around calls as opposed to a percentage of the revenue generated by those calls.

     Non-coin revenue represented approximately 37.4% and 46.0% of total revenues from continuing operations for the quarters ended June 30, 1996 and 1995, respectively. Non-coin revenue is derived from calling card calls, credit card calls, collect calls and third-party billed calls placed from the Company's public pay telephones and inmate telephones. For the quarter ended June 30, 1996, revenues from non-coin calls decreased 29.5% to approximately $12.0 million, compared to the quarter ended June 30, 1995. For the six months ended June 30, 1996 non-coin revenue decreased approximately $9.5 million or 28.1% to approximately $24.3 million as compared to the same period of the prior year. This decrease was primarily attributable to: (i) the method of recording revenue for certain non-coin calls as a result of the change to AT&T as the Company's primary national operator service provider; (ii) the change in the Company's compensation structure under the AT&T contract; and (iii) the decrease in the number of inmate telephone lines operated by the Company. During the six month period ended June 30, 1996, the Company operated an average of 2,100 inmate telephone lines compared to approximately 3,200 during the same period of 1995.

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

     The switch by the Company to a third-party operator service resulted in a decreased revenue base due to the method of recording revenue for calls made through that service as compared to calls placed through the Company's private label operator service program (see above). As a result, operating expenses as a percentage of revenues for the six months ended June 30, 1996 increased compared to the same periods in 1995. Total operating expenses were approximately 84.5% and 82.3% of total revenues from continuing operations for the quarters ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 total operating expenses were 84.7% of total revenues from continued operations as compared to 81.5% for the same period in 1995.

     Telephone charges decreased as a percentage of total revenues from continuing operations to 30.9% for the quarter ended June 30, 1996, compared to 35.4% for the same period in 1995. For the six months ended June 30, 1996 and 1995 telephone charges were 31.6% and 35.7% of total revenues from continuing operations, respectively. The decrease in telephone charges is primarily due to a decline in the number of calls placed through the Company's private label operator service program. The Company paid the costs incurred to transmit, bill, collect and validate the call when the call was completed through its private label operator services. In contrast, the Company incurred no such costs when a third-party operator service provider completed the call. In addition, the Company continues to experience decreased telephone charges as a result of regulatory changes and competition within the local/intraLATA service market which began in the third quarter of 1995. Telephone charges for the six months ended June 30, 1995 include a reduction of interexchange carrier expenses related to the settlement with a service provider for certain billing errors and underpayment of operator service revenue of approximately $1.3 million.

     Commissions as a percentage of total revenues from continuing operations for the three months ended June 30, 1996 and 1995 were approximately 27.7% and 24.2%, respectively. For the six month periods ended June 30, 1996 and 1995, commissions were approximately 27.4% and 23.6% of revenues from continuing operations, respectively. The increase in commissions as a percentage of revenues was primarily attributable to: (i) the method of recording revenue for certain non-coin calls as a result of the change to AT&T as the Company's primary national operator service provider; (ii) higher commission rates paid in connection with the Atlanta Hartsfield International Airport account; and (iii) higher commission rates for new and renewed contracts due to increasing competition in the public pay telephone and inmate telephone markets.

     Field service and collection expenses as a percentage of total revenues from continuing operations were 15.7% and 15.2% for the second quarter of 1996 and 1995, respectively. For the six months ended June 30, 1996, field service and collection expenses were 15.7% compared with 14.8% for the same period in 1995. This increase was primarily attributable to the reduced revenue base as described above. Field service and collection expenses decreased approximately $0.6 million to approximately $5.0 million for the second quarter of 1996 compared to the same period in 1995. For the six months ended June 30, 1996 field service and collection expenses decreased approximately $1.0 million to $9.8 million from approximately $10.8 million for the same period in 1995. This decrease was primarily attributable to cost savings resulting from office and route consolidations and a focus on achieving further operating efficiencies. Selling, general and administrative expenses increased 18.9% to approximately $3.3 million in the second quarter 1996 versus the second quarter 1995. For the six months ended June 30, 1996, selling, general and administrative expenses increased approximately 16.1% to $6.3 million as compared to the same period of 1995. This increase was primarily attributable to an increase in insurance premiums, the salary associated with the addition of an internal sales force and increases in industry association dues and filing fees.

Depreciation and Amortization

     Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life for public pay telephones and a five-year useful life for inmate telephones. Amortization is primarily based on acquisition costs including location contracts, goodwill and non-competition provisions and is calculated on a straight-line method using estimated useful lives ranging from five to twenty years. Depreciation and amortization increased to $6.2 million for the quarter ended June 30, 1996, compared to $5.5 million for the same period in 1995. For the six months ended June 30, 1996 and 1995, depreciation and amortization expense was approximately $12.2 million and $11.1 million, respectively. The increase in depreciation and amortization is primarily attributable to the revision of the depreciation and amortization policy for certain inmate assets. Based on increased competition and certain other changes within the inmate telephone industry, the Company reduced the useful lives of various assets to five years. As a result of this change in accounting estimate, depreciation and amortization expense increased approximately $0.3 million and $0.6 million for the three month and six month periods ended June 30, 1996, respecitvely.

Interest Expense

     In the second quarter of 1996, interest expense increased 30.7% to $2.9 million as compared to the same quarter in 1995. For the first six months of 1996, interest expense increased approximately 48.2% to approximately $6.0 million as compared to the first six months of the prior year. This increase is primarily attributable to: (i) the higher interest rate on the Company's $100.0 million of Senior Notes as compared to the rates in effect on the Company's revolving line of credit during the comparable periods of 1995; and (ii) the inclusion of interest expense in continuing operations which was previously allocated to the Company's cellular operations which were included in discontinued operations.

Gain on Disposal of Prepaid Calling Card and International Telephone Centers

     The six months ended June 30, 1996 includes a gain on disposal of prepaid calling card and international telephone centers of approximately $0.3 million received in connection with the sale of the Company's international telephone center operations and approximately $0.3 million recognized in connection with the merger of Global Link Teleco Corporation and Global Telecommunications Solutions, Inc. (see Note 3 to the accompanying consolidated financial statements).

Other

     Other   expense  for  the  six  months  ended  June  30,   1996  includes
approximately $0.6 million of severance obligations incurred under employment agreements with certain key executives. Other expenses for the three month and six month periods ended June 30, 1995 included a legal settlement expense of approximately $0.9 million and the Company's equity in the operating losses of its unconsolidated affiliate.

Benefit from Income Taxes

     The  Company's  benefit  from income  taxes  decreased  approximately  $0.1 million for the quarter ended June 30, 1996 and decreased approximately $0.2 million for the six months ended June 30, 1996 compared to the same periods in 1995. These decreases are primarily attributable to the fact that for the 1996 period the Company recorded valuation allowances for 100% of the deferred tax assets generated from operating losses in the period. The Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.6 million and $3.3 million for the three months and six months ended June 30, 1996.

Net Loss from Continuing Operations before Extraordinary Item

     The Company had a net loss from continuing operations of approximately $4.2 million and $8.7 million for the three months and six months ended June 30, 1996, respectively, compared to a net loss from continuing operations of approximately $2.2 million and $2.5 million for the same periods in 1995.

Extraordinary Loss

     As a result of a March 1995 amendment to the Company's revolving line of credit agreement, the Company recorded extraordinary losses from the write-off of deferred financing costs associated with the early extinguishment of debt of approximately $4.6 million, before the related income tax benefit of $1.7 million, which is included in the financial results of the Company for the six months ended June 30, 1995. There were no such items recorded in 1996.

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

     EBITDA from continuing operations was approximately $4.9 million for the quarter ended June 30, 1996, compared to $5.5 million for the same period in 1995. Cash flow for the second quarter of 1995 included approximately $1.0 million of expenses related to the settlement of litigation and the Company's share of losses of Global Link. EBITDA for the six months ended June 30, 1996 was approximately $9.5 million, compared to $12.4 million for the same period in the prior year. Cash flow for the six months ended June 30, 1995 included approximately $1.3 million of one-time income related to a settlement with a vendor as well as the items previously noted. The remaining decreases are primarily attributable to a decrease in the Company's installed base of inmate telephone lines and public pay telephones, increased commissions and higher selling, general and administrative expenses offset in part by decreases in telephone charges and field service and collection expenses as noted above.

Liquidity and Capital Resources

     During the second quarter of 1996, the Company continued to finance its operations from operating cash flow. For the six months ended June 30, 1996, the Company's operating cash flow was $3.4 million compared to $5.8 million for the same period in 1995.

     The Company's working capital deficit was approximately $(4.1) million, with a current ratio of .86 to 1, at June 30, 1996. This is consistent with a working capital deficit of $(4.1) million and a current ratio of .86 to 1 at December 31, 1995.

     In April 1996, the Company amended certain terms contained in the Fourth Amended Loan and Security Agreement (the "Amendment"). In connection with the Amendment, the Bank waived the Company's non- compliance with certain restrictive covenants contained in the agreement for the three month period ended December 31, 1995. The Amendment, among other things, decreased the facility to $10.0 million and reduced the requirements of the financial covenants. The amended credit facility bears interest at the Bank's prime rate plus 2% and requires all outstanding principal balances to be repaid in September 1997. At the same time, the Company decreased to $5.25 the exercise price of the warrants held by Creditanstalt American Corporation to acquire Common Stock or Series B Preferred Stock of the Company that had not already been repriced. At June 30, 1996, the Company was in compliance with the amended covenants and had no amounts borrowed under the facility.

     Based upon current expectations, the Company believes that cash flow from operations, together with amounts which may be borrowed under the amended credit facility, will be adequate for it to meet its working capital requirements, pursue its business strategy and service its obligations with respect to its 12 1/4% Senior Notes, although there can be no assurance that it will be able to do so.

     The preceding forward looking information is subject to a variety of factors and uncertainties, including the impact of competition on the Company's operations, the ultimate implementation and impact of the Telecommunications Act of 1996, the ongoing ability of the Company to deploy its phones in favorable locations and to continue to implement operational improvements.

Part II OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to Item 3 Legal Proceeding of the Company's Form 10-K for the year ended December 31, 1995. See Note 8 to the accompanying Consolidated Financial Statements appearing elsewhere in this Form 10-Q.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on July 15, 1996, the shareholders of the Company voted to elect Jody Frank, Robert E. Lund and E. Craig Sanders as Directors of the Company.

The number of the votes cast for or withheld, and the number of broker non-votes, with respect to each of the nominees were as follows:

                                       Withhold
Nominee              For      Against  Authority   Abtensions  Broker Non-Votes
- -------------     ----------  -------- ----------  ----------  ----------------

Jody Frank        16,144,840    --      288,821        --            --
Robert E. Lund    16,337,746    --       95,915        --            --
E. Craig Sanders  16,353,984    --       79,677        --            --

The holders of the Company's Series C Cumulative Convertible Preferred Stock ("Preferred Stock") are entitled to elect two members of the Company's five member Board of Directors. Mr. Charles J. Delaney had been elected a director on July 19, 1995 to fill a vacancy and Mr. Justin S. Maccarone was elected as of June 10, 1996 to fill a vacancy. Both were re-elected by the holders of the Preferred Stock on July 15, 1996 and continue as directors. The Preferred Stock is entitled to vote on all matters submitted to the shareholders for a vote together with the holders of the Company's Common Stock voting as a single class with each share of Preferred Stock entitled to one vote for each share of Common Stock issuable upon conversion.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Description

27  Financial Data Schedule

(b) Reports on Form 8-K:

     (i) A current report on Form 8-K dated May 2, 1996 related to Item 5 - Other Events.

                          SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PEOPLES TELEPHONE COMPANY, INC.
                                 Registrant


Date: August 13, 1996            /s/ Bonnie S. Biumi
                                 --------------------------------------------
                                 Bonnie S. Biumi
                                 Chief Financial Officer