Form 10-Q
period 1996-09-30
PEOPLES TELEPHONE COMPANY INC
filed 1996-11-14
CIK 819694

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the Quarterly Period Ended: September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, outstanding at November 5, 1996: 16,194,684 shares.

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                  PEOPLES TELEPHONE COMPANY, INC.
                    CONSOLIDATED BALANCE SHEET
                          (in thousands)

                                                 September 30,    December 31,
            Assets                                  1996              1995
                                                --------------   --------------
                                                 (Unaudited)
Current assets
  Cash and cash equivalents....................   $ 10,354         $ 12,366
  Accounts receivable, net of allowance
   for doubtful accounts of $4,116 and $5,013 .      8,602            6,848
  Inventory ...................................      1,801            1,990
  Prepaid expenses  and other current assets ..      2,634            3,764
                                                  --------         --------
      Total current assets ....................     23,391           24,968
Property and equipment, net ...................     68,759           78,201
Location contracts, net .......................     28,574           29,270
Goodwill, net .................................      6,686            8,904
Intangible assets, net ........................      1,981            2,620
Other assets, net .............................      8,144            8,965
Deferred income taxes .........................      3,407            3,407
Investments ...................................      1,313            3,736
                                                  --------         --------
     Total assets..............................   $142,255         $160,071
                                                  ========         ========
   Liabilities and Shareholders' Equity

Current liabilities
  Notes payable and current maturities of long-
    term debt..................................   $    532         $    506
  Current portion of obligations under capital
    leases.....................................      1,038            1,156
  Accounts payable and accrued expenses .......     19,498           19,603
  Accrued interest payable ....................      2,637            5,603
  Taxes payable ...............................      2,634            2,452
                                                  --------          --------
     Total current liabilities ................     26,339           29,320
Notes payable and long-term debt ..............    100,808          101,259
Obligations under capital leases ..............        732            1,318
                                                  --------        ---------
     Total liabilities ........................    127,879          131,897
 Commitments and contingencies ................       --               --
 Preferred Stock
 Cumulative convertible preferred stock, Series
    C, $.01 par value, 160 shares authorized;
    150 shares issued and outstanding .........     13,517           13,413
 Preferred stock dividends payable ............      1,260              473
                                                   -------         --------
      Total preferred stock ...................     14,777           13,886
Shareholders' equity
  Preferred stock; $.01 par value; 4,100 shares
    authorized; none issued and outstanding ...       --              --
  Convertible preferred stock; Series B, $.01
    par value; 600 shares authorized; none
    issued and outstanding.....................       --              --
  Common stock; $.01 par value; 25,000 shares
    authorized; 16,194 and 16,108 shares issued
    and outstanding ...........................        162             161
  Capital in excess of par value ..............     60,754          61,573
  Accumulated deficit .........................    (59,529)        (47,446)
  Unrealized loss on investments ..............     (1,788)           --
                                                  ---------       ---------
     Total shareholders' (deficit) equity .....       (401)         14,288
                                                  ---------       ---------
     Total liabilities and shareholders' equity   $142,255        $160,071
                                                  =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                  PEOPLES TELEPHONE COMPANY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (unaudited, in thousands, except per share data)

                                                   For the three months ended
                                                          September 30,
                                                       1996           1995
                                                   -----------     ----------
Revenues
  Coin calls ....................................   $ 20,093        $ 19,923
  Non-coin calls ................................     10,901          13,560
                                                    --------        --------
      Total revenues ............................     30,994          33,483

Costs and expenses
  Telephone charges .............................     10,038          12,037
  Commissions ...................................      8,317           9,066
  Field service and collection ..................      5,155           6,530
  Selling, general and administrative ...........      3,089           3,066
  Depreciation and amortization .................      6,042           5,647
                                                    --------        --------
     Total costs and expenses ...................     32,641          36,346
                                                    --------        --------

Operating loss ..................................     (1,647)         (2,863)

Other income and expenses
  Interest expense, net .........................      3,257           3,216
  Provision for impairment of inmate assets......       --             4,350
 (Gain) loss on disposal of prepaid calling card
    and international telephone centers .........       --               566
  Other (income) expense.........................     (1,500)            101
                                                    ---------       --------
     Total other income and expenses, net .......      1,757           8,233
                                                    ---------       --------
Loss from continuing operations before income
   taxes ........................................     (3,404)        (11,096)
Benefit from income taxes .......................       --             1,500
                                                    ---------       ---------
Loss from continuing operations .................     (3,404)         (9,596)
                                                    ---------       ---------

Discontinued operations
  Loss from operations ...........................      --               --
  Loss on disposition ............................      --           (12,100)
                                                    ---------       ---------
Loss from discontinued operations ................      --           (12,100)
Extraordinary loss from extinguishment of debt, net     --              (121)
                                                    ---------       ---------
    Net loss......................................  $ (3,404)       $(21,817)
                                                    =========       =========

Earnings (loss) per common share
 Loss from continuing operations...................  $  (.23)         $ (.61)
 Loss from discontinued operations ................     --              (.75)
 Extraordinary loss from extinguishment of debt, net    --              (.01)
                                                    ---------       ---------
     Net loss......................................  $  (.23)       $  (1.37)
                                                    =========       =========

Weighted average common and common equivalent shares
 outstanding .......................................  16,195          16,107
                                                    =========       =========

The accompanying notes are an integral part of these consolidated financial statements.


                    PEOPLES TELEPHONE COMPANY, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except per share data)

                                                    For the nine months ended
                                                           September 30,
                                                       1996            1995
                                                    ----------      ----------
Revenues
  Coin calls  ...................................    $ 58,229        $ 58,855
  Non-con calls..................................      35,220          46,897
  Service and other..............................        --               122
                                                    ----------       ---------
     Total revenues..............................      93,449         105,874

Costs and expenses
  Telephone charges..............................      29,784          37,554
  Commissions....................................      25,430          26,264
  Field service and collection...................      14,965          17,319
  Selling, general and administrative ...........       9,335           8,455
  Depreciation and amortization..................      17,846          16,710
                                                    ----------       ---------
      Total costs and expenses...................      97,360         106,302
                                                    ----------       ---------
Operating loss...................................      (3,911)           (428)

Other income and expenses
  Interest expense, net..........................       9,667           7,297
  Provision for impairment of inmate assets......        --             4,350
  (Gain) loss on disposal of prepaid calling card
    and international telephone centers..........        (545)            566
   Other (income) expense........................        (950)          1,162
                                                    ----------       ---------
       Total other income and expenses, net......       8,172          13,375
                                                    ----------       ---------
Loss from continuing operations before income taxes   (12,083)        (13,803)
Benefit from income taxes........................        --             1,737
                                                    ----------       ---------
Loss from continuing operations .................     (12,083)        (12,066)
                                                    ----------       ---------
Discontinued operations
  Loss from operations...........................        --              --
  Loss on disposition............................        --           (12,066)
                                                    ----------       ---------
Loss from discontinued operations................        --           (12,066)
Extraordinary loss from extinguishment of debt, net      --            (3,015)
                                                    ----------       ---------
      Net loss...................................   $ (12,083)       $(27,147)
                                                    ==========       =========

Earnings (loss) per common share
 Loss from continuing operations.................      $ (.79)         $ (.76)
 Loss from discontinued operations...............        --              (.75)
 Extraordinary loss from extinguishment of debt, net     --              (.19)
                                                    ----------       ---------
     Net loss....................................      $ (.79)        $ (1.70)
                                                    ==========       =========

Weighted average common and common equivalent shares
 outstanding.....................................      16,185          16,085
                                                    ==========       =========

The accompanying notes are an integral part of these consolidated financial statements.


                    PEOPLES TELEPHONE COMPANY, INC.
                STATEMENTS OF CONSOLIDATED CASH FLOWS
                       (Unaudited, in thousands)

                                                    For the nine months ended,
                                                           September 30,
                                                      1996            1995
                                                   ----------      ----------
Cash flow from operating activities:
  Net loss........................................  $(12,083)       $(27,147)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation and amortization ................    17,846          16,710
    Amortization of deferred financing costs......       657             178
    Equity in losses of unconsolidated affiliate..      --               237
    Deferred income taxes ........................      --            (1,954)
    Extraordinary loss from extinguishment of debt      --             4,752
    (Gain) loss on sale of assets ................      (545)         15,516
    Change in assets and liabilities:
        (Increase) decrease in accounts receivable    (1,354)          4,833
        Increase in inventory ....................       (12)           (215)
        Increase in prepaid expenses and other
           current assets.........................      (376)            (85)
        Decrease in other assets .................       203             658
        Increase (decrease) in accounts payable
           and accrued expenses ...................      887          (2,022)
        (Decrease) increase in accrued  interest...   (2,966)          1,584
        Increase (decrease) increase in taxes
           payable.................................      182            (414)
        Net effect of discontinued operations
           and assets held for sale ...............     --            (6,579)
                                                    ---------       ---------

Net cash provided by  operating activities.........    2,439           6,052

Cash flow from investing activities:
    Payments for acquisitions and certain contracts   (3,045)         (1,282)
    Property and equipment additions...............   (1,895)         (4,735)
    Proceeds from sale of assets ..................    1,746           1,500
    Decrease in investment in unconsolidated
           affiliate ..............................       31             307
                                                    ---------       ---------
Net cash used in investing activities..............   (3,163)         (4,210)

Cash flow from financing activities:
    Net payments under note payable to bank........     (426)       (108,944)
    Borrowings under long-term debt................     --           101,600
    Debt and preferred stock issuance costs........     --            (5,527)
    Principal payments under capital lease
           obligations.............................     (862)         (2,551)
    Proceeds of preferred stock issuance...........     --            15,100
    Exercise of stock options and warrants.........     --               201
    Officer loans .................................     --              (277)
                                                    ---------       ---------
Net cash used in  financing activities ............   (1,288)           (398)
                                                    ---------       ---------
Net (decrease) increase in cash and cash equivalents  (2,012)          1,444
Cash and cash equivalents at beginning of period ..   12,366           7,663
                                                    ---------       ---------
Cash and cash equivalents at end of period......... $ 10,354        $  9,107
                                                    =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                    PEOPLES TELEPHONE COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1996 AND SEPTEMBER  30, 1995
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

The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 as set forth in the Company's Form 10-K.

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

Intangible Assets

During the first quarter of 1996, the Company adopted Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption did not have a material impact on the financial results of the Company for the three months or the nine months ended September 30, 1996.

Stock Options

In October 1995, the FASB issued Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which requires companies to either recognize expense for stock-based awards based on their fair value on the date of grant or provide footnote disclosures regarding the impact of such changes. The Company adopted the provisions of SFAS 123 on January 1, 1996, but will continue to account for options issued to employees or directors under the Company's non-qualified stock option plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized under APB 25.

Depreciation and Amortization

Effective January 1, 1996, the Company revised its depreciation and amortization policy for certain fixed and intangible assets used in the inmate telephone operations. Based on increased competition and certain other changes within the inmate telephone industry, the Company reduced the useful lives of various assets to five years. This change in accounting estimate resulted in an increase in depreciation and amortization expense and net loss for the three months and nine months ended September 30, 1996 of approximately $0.3 million and $0.9 million or $.02 and $.06 per common share, respectively.

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

NOTE 4 - INVESTMENTS

The Company's investment in GTS is accounted for in accordance with Statement No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. Investments in debt and equity securities , other than those accounted for under the equity method, are reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of Shareholders' Equity. As of the merger date, the fair value of the investment was approximately $3.1 million. The fair value of the Company's investment in GTS common stock at September 30, 1996 was approximately $1.3 million which is net of approximately $1.8 million of unrealized investment losses.

NOTE 5 - EARNINGS PER SHARE

The treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. For 1996 and 1995, common stock equivalents were excluded since the effect would be anti-dilutive.

See primary and fully dilutive earnings (loss) per common share calculation as summarized on pages 9-10.

NOTE 6 - LONG-TERM DEBT

During April 1996, the Company amended the Fourth Amended Loan and Security Agreement (the "Amendment") with Creditanstalt-Bankverein (the "Bank"). In connection with the Amendment, the Bank waived the Company's non-compliance with certain restrictive covenants contained in the agreement for the three month period ended December 31, 1995. The Amendment, among other things, decreased the facility to $10.0 million and reduced the requirements of the financial covenants. The amended credit facility bears interest at the Bank's prime rate plus 2% and requires all outstanding principal balances to be repaid in September 1997. At the same time, the Company decreased to $5.25 the exercise price of the warrants held by Creditanstalt American Corporation to acquire Common Stock or Series B Preferred Stock of the Company that had not already been repriced. At September 30, 1996, the Company was in compliance with the amended covenants and had no amounts borrowed under the facility.

NOTE 7 - INCOME TAXES

At September 30, 1996, the Company recorded valuation allowances of approximately $1.3 million and $4.6 million against deferred tax assets generated during the three months and nine months ended September 30, 1996, respectively. A valuation allowance was provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

NOTE 8 - COMMITMENT AND CONTINGENCIES

In July 1996, litigation with BellSouth Telecommunications, Inc. was amicably resolved to the satisfaction of the parties.

NOTE 9 - OTHER

Other (income) expense is comprised of amounts recorded in connection with settlements of employment contracts with former officers, the Company's equity interest in an unconsolidated affiliate and amounts related to the resolution of outstanding litigation.



                    PEOPLES TELEPHONE COMPANY, INC.
        COMPUTATION OF PRIMARY EARNINGS (LOSS) PER COMMON SHARE
           (unaudited, in thousands, except per share data)

                                                                For The
                                                         Three Months Ended
                                                            September 30,
                                                          1996           1995
                                                       ---------      ---------
Loss from continuing operations....................    $ (3,404)      $ (9,596)
Less:
 Cumulative preferred stock dividends..............        (262)          (210)
                                                       ---------      ---------
Loss from continuing operations for per share
   computations....................................      (3,666)        (9,806)
Loss from discontinued operations..................        --          (12,100)
Extraordinary loss from extinguishment of debt, net        --             (121)
                                                       ---------      ---------
   Net loss for per share computations.............    $ (3,666)     $ (22,027)
                                                       =========     ==========
Number of shares:
Weighted average shares used in the per share
   computation....................................       16,195         16,107
                                                       ========      =========
Earnings (loss) per common and common equivalent
    share:
Loss from continuing operations...................     $   (.23)     $   (.61)
Loss from discontinued operations.................         --            (.75)
Extraordinary loss from extinguishment of debt, net        --            (.01)
                                                       ---------      ---------
   Net loss ......................................     $   (.23)     $  (1.37)
                                                       =========     ==========


                                                                For The
                                                          Nine Months Ended
                                                            September 30,
                                                          1996         1995
                                                       ---------    ----------

Loss from continuing operations...................     $ (12,083)   $ (12,066)
Less:
 Cumulative preferred stock dividends.............          (788)        (210)
                                                       ---------     ---------
Loss from continuing operations for per share
   computations...................................       (12,871)     (12,276)
Loss from discontinued operations.................         --         (12,066)
Extraordinary loss from extinguishment of debt, net        --          (3,015)
                                                       ---------    ----------
   Net loss for per share computations............     $ (12,871)   $ (27,357)
                                                       ==========   ==========
Number of shares:
Weighted average shares used in the per share
   computation...................................         16,185       16,085
                                                       =========    ==========
Earnings (loss) per common and common equivalent
   share:
Loss from continuing operations..................      $    (.79)    $   (.76)
Loss from discontinued operations................          --            (.75)
Extraordinary loss from extinguishment of debt, net        --            (.19)
                                                       ----------    ---------
   Net loss .....................................      $    (.79)    $  (1.70)
                                                       ==========    =========


                    PEOPLES TELEPHONE COMPANY, INC.
     COMPUTATION OF FULLY-DILUTED EARNING (LOSS) PER COMMON SHARE
           (unaudited, in thousands, except per share data)

                                                                For The
                                                         Three Months Ended
                                                            September 30,
                                                          1996           1995
                                                       ---------      ---------
Loss from continuing operations..................      $ (3,404)      $ (9,596)
Less:
 Cumulative preferred stock dividends............          (262)          (210)
                                                       ---------      ---------
Loss from continuing operations for per share
   computations..................................        (3,666)        (9,806)
Loss from discontinued operations................         --           (12,100)
Extraordinary loss from extinguishment of debt, net       --              (121)
                                                       ---------      ---------
   Net loss for per share computations...........      $ (3,666)      $(22,027)
                                                       =========      =========
Number of shares:
Weighted average shares used in the per share
   computation...................................        16,195         16,107
                                                       ==========     =========
Earnings (loss) per common and common equivalent
  share:
Loss from continuing operations..................      $   (.23)     $   (.61)
Loss from discontinued operations................         --             (.75)
Extraordinary loss from extinguishment of debt, net       --             (.01)
                                                       ---------     ---------
   Net loss .....................................      $   (.23)     $  (1.37)
                                                       =========     =========

                                                                For The
                                                         Three Months Ended
                                                            September 30,
                                                          1996           1995
                                                       ---------      ---------
Loss from continuing operations..................      $(12,083)     $ (12,066)
Less:
 Cumulative preferred stock dividends............          (788)          (210)
                                                       ---------     ----------
Loss from continuing operations for per share
  computations...................................       (12,871)       (12,276)
Loss from discontinued operations................         --           (12,066)
Extraordinary loss from extinguishment of debt, net       --            (3,015)
                                                       ---------     ----------
   Net loss for per share computations...........      $(12,871)     $ (27,357)
                                                       =========     ==========
Number of shares:
Weighted average shares used in the per share
  computation....................................      $ 16,185      $  16,085
                                                       =========     =========
Earnings (loss) per common and common equivalent
  share:
Loss from continuing operations.................       $   (.79)     $    (.76)
Loss from discontinued operations...............          --              (.75)
Extraordinary loss from extinguishment of debt, net       --              (.19)
                                                       ---------     ----------
   Net loss ....................................       $   (.79)     $   (1.70)
                                                       =========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter and nine months ended September 30, 1996 to the quarter and nine months ended September 30, 1995 and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with Management's Discussion and Analysis appearing in the Company's Form 10-K for the year ended December 31, 1995.

     Statements in Management's Discussion and Analysis relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performances or achievements of Peoples Telephone Company, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: the impact of competition, especially in a deregulated environment, uncertainties with respect to the implementation and effect of the Telecommunications Act of 1996, including potential litigation seeking to modify or overturn the order or portions thereof, the ongoing ability of the Company to deploy its phones in favorable locations and the Company's ability to continue to implement operational improvements. Such factors and others are set forth more fully in the Company's 1995 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and the consolidated financial statements and notes there to appearing elsewhere in this report.

     The financial results discussed below relate to continuing operations which primarily consist of the public pay telephone business and inmate telephone operations.

Revenues

     The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 64.8 % and 59.5% of total revenues from continuing operations for the quarters ended September 30, 1996 and 1995 and 62.3% and 55.6% of total revenues from continuing operations for the nine months ended September 30, 1996 and 1995, respectively. Coin revenue increased 0.9 % to $20.1 million during the quarter ended September 30, 1996 and decreased approximately 1.1% to $58.2 million for the nine months ended September 30, 1996, compared to the same periods in 1995. The Company's average installed public pay telephone base was approximately 38,400 phones and 39,400 phones for the nine month period ended September 30, 1996 and 1995, respectively. Coin revenue on a per phone basis increased by 1.7% and 1.6% for the quarter and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The Company believes that this increase can be attributed, in part, to emphasis on maintenance programs which have improved the up-time of the Company's phones, the implementation and promotion of new coin calling programs and the Company's continued efforts to remove low revenue phones.

     While the Company is currently experiencing positive trends in coin revenue on a per phone basis, the Company believes that the number of coin calls made at its public pay telephones may remain flat or decrease over time. The Company believes that, among other things, the decreases will primarily result from the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and the operation of more public pay telephones in closer proximity to the Company's telephones. The Company also believes that these decreases may be offset, over time, by increases in local coin call rates as a result of potential regulatory changes, although there can be no assurances.

     On November 8, 1996, the Federal Communications Commission (the "FCC") issued its final order on reconsideration (the "Order") setting forth and affirming regulations implementing Section 276 of the federal Telecommunications Act of 1996, previously issued on September 20, 1996. These regulations, among other things, set forth a plan for the deregulation of local coin calling rates by November 1997. The Order allows states to request modification or exemption from deregulation upon a detailed showing in support of such request by the state. Although neither the Company nor the industry can predict exactly what will happen in such a deregulated environment, trends indicate that there should be a move by the public pay telephone operators toward increased local coin calling rates in states where deregulation is implemented. This trend is evidenced by the fact that five states (Iowa, Nebraska, Wyoming, Michigan and South Dakota) have deregulated local coin calling rates and four of those five states now have local coin calling rates of $0.35. In addition, Illinois and Wisconsin, although still under regulation, have also increased their local coin calling rates to $0.35 through approval of rate/tariff applications filed by pay telephone operators in such states.

     Non-coin revenue is derived from calling card calls, credit card calls, collect calls and third-party billed calls placed from the Company's public pay telephones and inmate telephones. During the second quarter of 1995, the Company signed a contract with AT&T to act as its primary national operator service provider. Prior to the execution of this agreement, non-coin calls were routed through the Company's private label operator service program. The Company uses its private label operator service or a third-party operator service provider based on which service the Company believes nets it the highest gross margin from the call. The Company records as revenue the total amount the end user pays for the call (net of taxes) when the call is completed through the Company's private label operator service. In contrast, when the call is completed through the third-party operator service provider, the Company records as revenue the amount it receives from the third-party operator service provider which represents a negotiated percentage of the total amount the caller pays for the call. In May 1996, AT&T began paying a specified per call amount for interLATA
(800) dial around calls as opposed to a percentage of the revenue generated by those calls. The Company estimates that the impact on non-coin revenue of the change in the compensation structure under the AT&T contract was approximately $1.4 million and $2.3 million for the three months and nine months ended September 30, 1996.

     In addition to the change in compensation under the AT&T contract, the Company is continuing to experience a shift in call traffic from 0+ calls, for which the Company receives a percentage of the revenue generated by those calls, to access code calls for which the Company receives a flat rate per phone or per call compensation amount. Due to aggressive advertising campaigns by long-distance companies promoting the use of access code calls, the Company believes that the decrease in non-coin revenue due to the changes in call traffic patterns is likely to continue. The Company believes that this decrease in non-coin revenue will be offset by changes in the amount of compensation received by the Company for such calls, as required under the Order issued by the FCC on November 8, 1996. Under the Order, in addition to the change in compensation received by the Company for access code calls, the Company will also begin receiving compensation for (800) subscriber calls. The Order mandates dial around compensation to public pay telephone providers for both access code and (800) subscriber calls at a flat-rate of $45.85 per pay telephone per month begining November 6, 1996. This flat rate will be effective through November 1997, at which time, compensation will begin on a per call basis at a rate of $0.35 per call or such other rate negotiated by the pay telephone provider and the carriers. The Company estimates the impact of this flat-rate compensation on the Company's earnings before interest, taxes, depreciation and amoritzation to be in excess of $12 million for the period November 1996 through November 1997.

     Non-coin revenue represented approximately 35.2 % and 40.5% of total revenues from continuing operations for the quarters ended September 30, 1996 and 1995, respectively. For the quarter ended September 30, 1996, revenues from non-coin calls decreased 19.6% to approximately $10.9 million, compared to the quarter ended September 30, 1995. For the nine months ended September 30, 1996 non-coin revenue decreased approximately $11.7 million or 24.9% to approximately $35.2 million as compared to the same period of the prior year. This decrease was primary attributable to: (i) the method of recording revenue for certain non-coin calls as a result of the change to AT&T as the Company's primary national operator service provider; (ii) the change in the Company's compensation structure under the AT&T contract; and (iii) the decrease in the number of inmate telephone lines operated by the Company. During the nine month period ended September 30, 1996, the Company operated an average of 2,040 inmate telephone lines compared to approximately 3,080 during the same period of 1995.

     Operating Expenses

     Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges paid to Local Exchange Carriers which include costs of basic service and transport of local coin calls, long-distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to property owners and correctional facilities for revenues generated by the Company's telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipts and certain other taxes, corporate travel and entertainment and various other expenses. Total operating expenses were approximately 85.8% and 91.7% of total revenues from continuing operations for the quarters ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 total operating expenses were 85.0% of total revenues from continued operations as compared to 84.6% for the same period in 1995.

     The switch by the Company to a third-party operator service resulted in a decreased revenue base due to the method of recording revenue for calls made through that service as compared to calls placed through the Company's private label operator service program (see above). As a result, certain operating expenses as a percentage of revenues for the nine months ended September 30, 1996 increased compared to the same periods in 1995.

     Telephone charges decreased as a percentage of total revenues from continuing operations to 32.4 % for the quarter ended September 30, 1996, compared to 35.9% for the same period in 1995. Telephone charges for the third quarter of 1995 included approximately $1.0 million of additional bad debt reserves related to both the inmate and pay telephone operations. The Company also continues to experience decreased telephone charges as a result of regulatory changes and competition within the local/intraLATA service market which began in the third quarter of 1995. For the nine months ended September 30, 1996 and 1995 telephone charges were 31.9% and 35.5% of total revenues from continuing operations, respectively.

     In addition to the items previously noted, the decrease in telephone charges for the nine months ended September 30, 1996 can also be attributed to a decline in the number of calls placed through the Company's private label operator service program. The Company paid the costs incurred to transmit, bill, collect and validate the call when the call was completed through its private label operator services. In contrast, the Company incurred no such costs when a third-party operator service provider completed the call. Telephone charges for the nine months ended September 30, 1995 include a reduction of interexchange carrier expenses related to the settlement with a service provider for certain billing errors and underpayment of operator service revenue of approximately $1.3 million which was partially off set by the $1.0 million of bad debt reserves noted above.

     Commissions as a percentage of total revenues from continuing operations for the three months ended September 30, 1996 and 1995 remained relatively consistent at approximately 26.8% and 27.1%, respectively. For the nine month periods ended September 30, 1996 and 1995, commissions were approximately 27.2 % and 24.8% of revenues from continuing operations, respectively. The increase in commissions as a percentage of revenues for the nine months was primarily attributable to: (i) the reduced revenue base due to the method of recording revenue for certain non-coin calls as a result of the change to AT&T as the Company's primary national operator service provider; (ii) higher commission rates paid in connection with the Atlanta Hartsfield International Airport account; and (iii) higher commission rates for new and renewed contracts due to increasing competition in the public pay telephone and inmate telephone markets.

     Field service and collection expenses as a percentage of total revenues from continuing operations were 16.6% and 19.5% for the third quarter of 1996 and 1995, respectively. For the nine months ended September 30, 1996 field service and collection expenses were 16.0% compared with 16.4% for the same period in 1995. Field service and collection expenses decreased approximately
21.1% to approximately $5.2 million for the third quarter of 1996 and approximately 13.6% to $14.9 million for the nine months ended September 30, 1996, as compared to the same period in 1995. This decrease was primarily attributable to cost savings resulting from office and route consolidations and a focus on achieving further operating efficiencies. In addition, included in field, service and collection expense for the third quarter of 1995 was approximately $0.7 million of inventory obsolescence reserves. Selling, general and administrative expenses were constant at approximately $3.1 million for both the third quarter of 1996 and 1995. For the nine months ended September 30, 1996, selling, general and administrative expenses increased approximately 10.4% to $9.3 million as compared to the same period of 1995. This increase was primarily attributable to an increase in insurance premiums, the salaries associated with the addition of an internal sales force and increases in industry association dues and filing fees.

Depreciation and Amortization

     Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life for public pay telephones and a five-year useful life for inmate telephones. Amortization is primarily based on acquisition costs including location contracts, goodwill and non-competition provisions and is calculated on a straight-line method using estimated useful lives ranging from five to twenty years. Depreciation and amortization increased to $6.0 million for the quarter ended September 30, 1996, compared to $5.6 million for the same period in 1995. For the nine months ended September 30, 1996 and 1995, depreciation and amortization expense was approximately $17.8 million and $16.7 million, respectively.

The increase in depreciation and amortization is primarily attributable to the revision of the depreciation and amortization policy for certain inmate assets. Based on increased competition and certain other changes within the inmate telephone industry, the Company reduced the useful lives of various assets to five years. As a result of this change in accounting estimate, depreciation and amortization expense increased approximately $0.3 million and $0.9 million for the three month and nine month periods ended September 30, 1996, respectively. Operating Loss

     Operating losses for the three months ended September 30, 1996 were approximately $1.6 million as compared to $2.9 million for the third quarter of 1995. For the nine months ended September 30, 1996 and 1995, operating losses were approximately $3.9 million and $0.4 million, respectively.

Interest Expense

     For the third quarter of 1996, interest expense was approximately $3.3 million which is relatively consistent with interest expense in the same quarter in 1995 of $3.2 million. Interest expense increased approximately 32.5% to approximately $9.6 million for the nine months ended September 30, 1996, as compared to the same period of the prior year. This increase is primarily attributable to: (i) the higher interest rate on the Company's $100.0 million of Senior Notes as compared to the rates in effect on the Company's revolving line of credit during the comparable periods of 1995; and (ii) the inclusion of interest expense in continuing operations which was previously allocated to the Company's cellular operations which were included in discontinued operations.

Gain on Disposal of Prepaid Calling Card and International Telephone Centers

     The nine months ended September 30, 1996 includes a gain on disposal of prepaid calling card and international telephone centers of approximately $0.3 million received in connection with the sale of the Company's international telephone center operations and approximately $0.3 million recognized in connection with the merger of Global Link Teleco Corporation and Global Telecommunications Solutions, Inc. (see Note 3 to the accompanying consolidated financial statements).

Other

     Other expense for the nine months ended September 30, 1996 includes approximately $0.6 million of severance obligations incurred under employment agreements with certain key executives offset by amounts received in connection with the settlement of outstanding litigation. Other expenses for the nine months ended September 30, 1995 included approximately $0.9 million incurred in connection with the settlement of a lawsuit brought by two shareholders against the Company and certain officers and the Company's equity in the operating losses of its unconsolidated affiliate.

Benefit from Income Taxes

     The Company's benefit from income taxes decreased approximately $1.5 million for the quarter ended September 30, 1996 and decreased approximately $1.7 million for the nine months ended September 30, 1996, compared to the same periods in 1995. These decreases are primarily attributable to the fact that for the 1996 periods the Company recorded valuation allowances for 100% of the deferred tax assets generated from operating losses. The Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.3 million and $4.6 million for the three months and nine months ended September 30, 1996.

Net Loss from Continuing Operations before Extraordinary Item

     The Company had a net loss from continuing operations of approximately $(3.4) million and $(12.1) million for the three months and nine months ended September 30, 1996, compared to a net loss from continuing operations of approximately $(9.6) million and $(12.1) million for the same periods in 1995, respectively.

Extraordinary Loss

     As a result of the March and July 1995 amendments to the Company's revolving line of credit agreement, the Company recorded extraordinary losses from the write-off of deferred financing costs associated with the early extinguishment of debt of approximately $4.7 million, before the related income tax benefit of $1.7 million, which is included in the financial results of the Company for the nine months ended September 30, 1995. There was no extinguishment of debt in 1996.

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

     EBITDA from continuing operations was approximately $5.9 million for the quarter ended September 30, 1996, compared to $(2.2) million for the same period in 1995. EBITDA for the third quarter of 1996 includes approximately $1.5 million of one time income. EBITDA for the third quarter of 1995, included approximately $6.8 million of one-time expense items related to the impairment of inmate telephone assets, additional bad debt reserves and inventory obsolescence reserves. EBITDA for the nine months ended September 30, 1996 and 1995 were approximately $15.4 million and $10.2 million, respectively. In addition to the one time expense items noted above, EBITDA for the nine months ended September 30, 1995 included approximately $1.3 million of one time income and $0.9 million of one time expense items related to a settlement with a vendor and outstanding litigation, respectively. After giving effect to the one time income and expense items, the decreases in EBITDA for the three month and nine month periods are primarily attributable to a decrease in the Company's installed base of inmate telephone lines and public pay telephones, increased commissions and higher selling, general and administrative expenses offset in part by decreases in telephone charges and field service and collection expenses, as noted above.

Liquidity and Capital Resources

     During the third quarter of 1996, the Company continued to finance its operations from operating cash flow. For the nine months ended September 30, 1996, the Company's operating cash flow was $2.4 million compared to $6.1 million for the same period in 1995. The decrease in the Company's operating cash flow is primarily attributable to approximately $12.1 million of interest payments on the Company's senior debt during the nine months ended September 30, 1996 as compared to approximately $5.9 million in the prior year.

     The Company's net working capital deficit was approximately $(2.9) million, with a current ratio of .89 to 1, at September 30, 1996. This is compared to a net working capital deficit of $(4.1) million and a current ratio of .86 to 1 at December 31, 1995.

     In April 1996, the Company amended certain terms contained in the Fourth Amended Loan and Security Agreement (the "Amendment"). In connection with the Amendment, the Bank waived the Company's non-compliance with certain restrictive covenants contained in the agreement for the three month period ended December 31, 1995. The Amendment, among other things, decreased the facility to $10.0 million and reduced the requirements of the financial covenants. The amended credit facility bears interest at the Bank's prime rate plus 2% and requires all outstanding principal balances to be repaid in September 1997. At the same time, the Company decreased to $5.25 the exercise price of the warrants held by Creditanstalt American Corporation to acquire Common Stock or Series B Preferred Stock of the Company that had not already been repriced. At September 30, 1996, the Company was in compliance with the amended covenants and had no amounts borrowed under the facility.

     Based upon current expectations, the Company believes that cash flow from operations, together with amounts which may be borrowed under the amended credit facility, will be adequate for it to meet its working capital requirements, pursue its business strategy and service its obligations with respect to its 121/4% Senior Notes, although there can be no assurance that it will be able to do so.

Part II  OTHER INFORMATION

Item 4. The Company has been approved for listing on the American Stock Exchange under the symbol "PHO" effective November 13, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits:

Exhibit  Description

27   Financial Data Schedule

10   Employment  Agreement dated August 15, 1996 between the Company and Neil
N. Snyder, III.

(b)Reports on Form 8-K:

     (i) A current report on Form 8-K dated October 24, 1996 related to Item 5 - Other Events.

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEOPLES TELEPHONE COMPANY, INC.
                                      Registrant


Date:  November 14, 1996              /s/  Bonnie S. Biumi
                                      Bonnie S. Biumi
                                      Chief Financial Officer

                              EMPLOYMENT AGREEMENT

     Employment Agreement dated as of August 15, 1996 between Peoples Telephone Company, Inc., a Florida corporation (the "Company") and Neil N. Snyder III (the "Employee").

                                    Recitals

     A. The Company is presently engaged in the business of owning and operating telephone and wire communication systems within the state of Florida and other businesses (the "Businesses").

     B. The Company desires to employ the Employee for the period set forth in this Agreement to obtain the services of the Employee, and the Employee is willing to be employed by the Company for that period on the terms and conditions set forth below.

                                    Agreement

     1. Term of Employment. The Company employs the Employee, and the Employee accepts employment by the Company, for a term commencing as soon as reasonably practicable after the due execution of this Agreement, but in no event later than October 1, 1996 (the "Commencement Date"), and ending on December 31, 1999 (the "Term"), subject to the termination provisions of Section 5.

     2. Services Provided by Employee.

          (a) The Employee and the Company agree that the Employee shall serve as Executive Vice President and Chief Operating Officer of the Company. In that capacity, he shall, under supervision of the President and Chief Executive Officer (the "President"), have responsibility for the day to day operations of the Company's Businesses and perform other duties reasonably assigned to him from time to time by the President provided the duties relate to the business of the Company and are consistent with the Employee's position as Executive Vice President and Chief Operating Officer, as well as Employee's background and experience. The Employee shall devote his full business time to the operations of the Company and shall use his best efforts, skills and abilities to promote the interests of the Company.

          (b) During the Term, the Employee shall not serve as an officer, director, partner or employee, or act in an advisory or other capacity for, an individual, firm, corporation or other person without the prior written consent of the President, which consent shall not be unreasonably withheld.

     3. Place of Performance. The Employee shall be based at the Company's principal executive offices located at 2300 Northwest 89th Place, Miami, Florida, except for required travel relating to the Company's Businesses to an extent substantially consistent with the Employee's travel obligations.

     4. Compensation. From and after the Commencement Date:

          (a) Base Salary. The Company shall pay compensation every two weeks to the Employee at a rate of $150,000 per year (the "Salary") subject to increase from time to time upon the review and determination of the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company (the "Board of Directors"), which review shall be conducted no less frequently than annually.

          (b) Bonus Compensation. The Company shall pay to the Employee bonus compensation ("Bonus Compensation") of up to 65% of the Salary based upon attainment of performance targets which shall be mutually agreed upon between the Company and the Employee and set forth as an annex to this Agreement within 30 days from the date of this Agreement. Bonus Compensation shall be paid within 10 business days after the earlier (i) of the public release of fiscal year earnings for the fiscal year in respect of which such Bonus Compensation is being paid and (ii) the issuance of the audited financial statements in respect of such year. In addition, the Compensation

Committee shall consider the payment of additional bonus compensation in the event that Bonus Compensation maximum performance targets are exceeded.

          (c) Stock Options. Within 30 days after the Commencement Date (or, in the event of a Change in Control (as defined below) after the date hereof but prior to the Commencement Date, within 30 days after such Change in Control), the Company agrees to grant to the Employee options to purchase an aggregate 200,000 shares of the Company's Common Stock as follows:

     Number of Shares        Exercise Price             Vesting/Exercisable

        33,333               fair market value               12/31/97
                             at the date of grant

        33,333                   $4.25                       12/31/97

        33,333                   $5.25                       12/31/98

        33,333                   $6.25                       12/31/98

        66,668                   $7.25                       12/31/99

Such options shall be subject to all terms and conditions of the applicable stock option agreement (which agreements shall be reasonable and customary). Notwithstanding the foregoing, in the event of a Change in Control all such options shall vest in full automatically. All shares to be issued upon exercise of such options shall be registered under applicable federal and state securities laws.

          (d) Employee Benefits. The Company shall provide to Employee health and dental insurance, a 401(k) plan and all other benefits at a level and on a basis consistent with that provided by the Company to its other executive officers. The Company at its cost shall provide to Employee term life insurance providing an aggregate death benefit payable to his designated beneficiary of $250,000.

          (e) Vacation. The Employee shall be entitled to one (1) week paid vacation in 1996 and four (4) weeks paid vacation in each calendar year thereafter and shall be entitled to all paid holidays given by the Company to its employees generally. Upon any termination of this Agreement, Employee shall be paid the value, based upon his then Salary, of any unused and accrued vacation time for the year in which such termination occurs. Vacation time shall be deemed to accrue on a monthly basis for this purpose.

          (f) Expenses. The Company shall reimburse the Employee, in accordance with its standard practice after the Employee submits expense receipts to the Company, for all reasonable out-of-pocket expenses that are paid by the Employee in performing the services set forth in Section 2.

          (g) Moving Expenses. The Company shall pay the Employee's reasonable out-of-pocket expenses in connection with Employee's relocation to the
     Miami area. Reasonable out-of-pocket moving expenses shall include reasonable sales agent fees and legal fees in connection with the sale of Employee's Fairfax, Virginia residence, reasonable mortgage application fees, origination points, legal fees in connection with the purchase or lease of a residence in the Miami area, packing and unpacking charges, out-of-pocket costs of hotel accommodations or other temporary housing for a period of three (3) months in a furnished apartment in the Miami area in an aggregate amount not to exceed $2,300.00 per month and coach airfare for Employee and Employee's spouse for three (3) round trips between Virginia and Miami for the purpose of Employee's housing search and move to the Miami area. To the extent that any reimbursement under this Section 4(g) is includable in Employee's income for income tax purposes, such reimbursement shall be "grossed" up for the payment of the income tax payable in respect of such reimbursement and in respect of such gross up so that the benefit to Employee of such reimbursement shall be on an after tax basis. In addition, the Company shall pay Employee one month's base salary as a non-allocable expense reimbursement (which payment will not be subject to the gross up provision of the prior sentence). Notwithstanding the foregoing, the Company shall only pay the foregoing expenses incurred by Employee prior to the first anniversary of the Commencement Date.

     5. Termination. This Agreement may be terminated prior to the expiration of the Term as follows:

          (a) This Agreement shall terminate upon the death of the Employee.

          (b) The Company has the right to terminate this Agreement if, by reason of Disability, the Employee has been unable to perform his duties under this Agreement for a period of 90 consecutive days or 120 days in any 180 day period. For purposes of this Agreement, "Disability" means physical or mental disability of the Employee, which disability is expected to be of long or indefinite duration and prevents the Employee from performing his duties under this Agreement. All determinations of Disability made by the Company pursuant to the Company's Long Term Disability Insurance Policy, if any, shall be determinative of Disability under this Agreement. If the Company does not have a Long Term Disability Insurance Policy, Disability shall be determined by the Compensation Committee upon the basis of the evidence the Compensation Committee deems appropriate.

          (c) The Employee may terminate his employment under this Agreement if his health (either physical or mental) becomes impaired to an extent that makes the continued performance of his duties under this Agreement materially harmful to his physical or mental health or his life.

          (d) The Company may terminate the Employee's employment under this Agreement for Cause at any time. For purposes of this Section 5(d), the Company shall have "Cause" to terminate the Employee's employment if he (i) is convicted of a felony; (ii) willfully engages in one or more acts involving fraud or moral turpitude; (iii)(x) willfully misappropriates Company assets or (y) willfully engages in gross misconduct materially injurious to the Company or its subsidiaries; or (iv) if the Board of Directors determines that the Employee has materially and willfully failed to perform his duties under this Agreement, such determination to be made in good faith after having given Employee a reasonably detailed written explanation of such failure and the opportunity for Employee and his counsel to be heard. For purposes of this Section 5(d), "willful" means an act done, or omitted to be done, by the Employee in bad faith, provided that the Employee knew or reasonably should have known that the action or omission was not in the best interest of the Company. Notwithstanding the foregoing, a termination for Cause as described in clause (iii) (y) or
     (iv), shall not occur unless Employee shall have been given notice of the existence of the basis for termination thereunder and shall have had 30 calendar days to cure such basis to the reasonable satisfaction of the Board of Directors.

          (e) The Company may terminate the Employee's employment under this Agreement without cause by providing the Employee with written notice of such termination.

          (f) The Employee may terminate his employment under this Agreement for "Good Reason". For purposes of this Section 5(f), the Employee shall have "Good Reason" to terminate his employment any time during the Term of this Agreement if, after a Change in Control of the Company (as defined below), the Company (i) requests the Employee not to commence his employment hereunder in the case of a Change in Control occurring after the date hereof but prior to the Commencement Date, (ii) assigns to the Employee any duties that are inconsistent with the positions described in Section 2 of this Agreement, (iii) diminishes significantly the then existing duties of the Employee without the written consent of the Employee, (iv) removes the Employee from or fails to re-elect the Employee to the positions described in Section 2(a) of this Agreement, (v) reduces his Salary or the maximum percentage of Salary payable as Bonus Compensation, (vi) materially fails to comply with Section 4 of this Agreement, (vii) requires the Employee to be based at any office or location other than that described in Section 3 hereof which change of location would require the Employee to commute a distance from his primary residence in excess of the greater of (x) 50 miles and (y) 125 percent of the distance of such commute prior to such change of location or (viii) fails to obtain the assumption of this Agreement by a Successor (as hereinafter defined) as provided in Section 17 of this Agreement.

          For purposes of this Agreement, a "Change in Control" means:

               (1) the acquisition of beneficial ownership, direct or indirect, of equity securities of the Company by any person (as that term is defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) which, when combined with all other securities of the Company beneficially owned, directly or indirectly by that person, equals or exceeds 50% of (i) either the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition by the Company or any of its subsidiaries, (ii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries or (iii) any acquisition by any corporation with respect to which, following such acquisition, more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such acquisition in substantially the same proportions as their ownership, immediately prior to such acquisition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or

               (2) individuals who, as of the date hereof, constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose any such individual whose initial assumption of office occurs as a result of either an actual or threatened solicitation to which Rule 14a-11 of Regulation 14A promulgated under the Exchange Act applies or other actual or threatened solicitation of proxies or consents; or

               (3) approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, with respect to which all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 75% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or

               (4) approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be.

     The term "the sale or disposition by the Company of all or substantially all of the assets of the Company" shall mean a sale or other disposition transaction or series of related transactions involving assets of the Company or of any direct or indirect subsidiary of the Company (including the stock of any direct or indirect subsidiary of the Company) in which the value of the assets or stock being sold or otherwise disposed of (as measured by the purchase price being paid therefor or by such other method as the Board of Directors determines is appropriate in a case where there is no readily ascertainable purchase price) constitutes more than two-thirds of the fair market value of the Company (as hereinafter defined). The "fair market value of the Company" shall be the aggregate market value of the then outstanding Company Common Stock (on a fully diluted basis) plus the aggregated market value of Company's other outstanding equity securities. The aggregate market value of the shares of Outstanding Company Common Stock shall be determined by multiplying the number of shares of Outstanding Company Common Stock (on a fully diluted basis) outstanding on the date of the execution and delivery of a definitive agreement with respect to the transaction or series of related transactions (the "Transaction Date") by the average closing price of the shares of Outstanding Company Common Stock for the ten trading days immediately preceding the Transaction Date. The aggregate market value of any other equity securities of the Company shall be determined in a manner similar to that prescribed in the immediately preceding sentence for determining the aggregate market value of the shares of Outstanding Company Common Stock or by such other method as the Board of Directors shall determine is appropriate.

               (g) A termination of the Employee's employment under this Agreement shall be communicated by the terminating party by written notice of termination ("Notice of Termination") that shall include (i) the date such termination is to be effective; (ii) the specific termination provision in Section 5 upon which the terminating party has relied; and (iii) except for a termination under Section 5(a), the facts and circumstances claimed by the terminating party that provide a basis for the termination of the Employee's employment under the provision indicated in the Notice of Termination. Any termination of this Agreement shall, without further action on the part of Employee, constitute Employee's simultaneous resignation from all other positions and offices of the Company and its Subsidiaries held by Employee.

     6. Compensation Upon Termination.

               (a) Upon termination of the Employee's employment under Section 5(a), 5(b), 5(c) or 5(d), the Company shall have no further obligation under this Agreement to make any payments to or bestow any benefits on the Employee after the Termination Date (as defined below), other than payments and benefits accrued and due and payable to the Employee prior to the Termination Date. For purposes of this Agreement, "Termination Date" means (i) if the Employee's employment is terminated pursuant to Section 5(a) of this Agreement, the date of the Employee's death; (ii) if the Employee's employment is terminated by virtue of the expiration of this Agreement, the end of the Term; or
          (iii) if the Employee's employment is terminated for any other reason, the date specified in the Notice of Termination which shall not be earlier than the date such notice is sent or given to Employee.

               (b) Upon termination of the Employee's employment by the Company without Cause, either before or after the Commencement Date (except in the situation where Section 6(c) applies), the Company shall pay Employee, in addition to all payments and benefits accrued, due and payable prior to the Termination Date, a lump sum payment, within 5 business day after the Termination Date, in an amount equal to 150 percent of his Salary as in effect on the Termination Date. The Company shall also provide Employee with all fringe benefits enjoyed by him at the Termination Date (on a basis consistent with the basis upon which such benefits were provided prior to such termination) until the second anniversary of the Termination Date or, to the extent that Employee is not eligible to participate in any Company fringe benefit plans (by the terms of any such plan), the after tax value of providing such benefits until the second anniversary of the Termination Date.

               (c) If after a Change in Control (i) the Employee's employment is terminated by the Company without Cause or (ii) is terminated by the Employee for Good Reason, in addition to payments and benefits accrued and due and payable to the Employee prior to the Termination Date, the Company shall pay to the Employee, within 5 business days after the Termination Date, a lump sum payment equal to 150 percent of the sum of (x) his Salary as then in effect (or such salary to which Employee would have been entitled at the Commencement Date if such termination occurs after the execution of this Agreement but prior to the Commencement Date) plus (y) the maximum Bonus Compensation which Employee would have been eligible to earn pursuant to Section 4(b) hereof as if the Company achieved 100 percent of the performance targets for the year in which such termination occurs. The Company shall also provide Employee with all fringe benefits enjoyed by him at the Termination Date (on a basis consistent with the basis upon which such benefits were provided prior to such termination) or such fringe benefits to which Employee would have been entitled at the Commencement Date if such termination occurs after the execution of this Agreement but prior to the Commencement Date, until the second anniversary of the Termination Date or, to the extent that Employee is not eligible to participate in any Company fringe benefit plans (by the terms of any such plan), the after tax value of providing such benefits until the second anniversary of the Termination Date. In the event it shall be determined that any payment or distribution by the Company pursuant to this agreement following a Change in Control (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties are incurred by the Employee with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Employee shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Employee retains an amount of Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

               (d) The Company shall maintain in full force and effect until the Termination Date all group insurance plans (the "Plans") in which the Employee was a participant immediately prior to the date of the Notice of Termination. If the Employee's continued participation is not permitted under the terms of a Plan, the Company shall arrange to provide the Employee with alternative benefits substantially similar to those provided under that Plan.

               (e) For the purposes of all retirement plans of the Company applicable to the Employee and in effect on the date of the Notice of Termination, the Company shall provide for payment of retirement or death benefits to the Employee or his surviving spouse that are calculated to reflect service credits for the period ending on the Date of Termination, as though the Employee were an employee of the Company throughout this period.

               (f) The Employee shall not be required to mitigate the amount of any payment provided for in Section 6(b) or 6(c) by seeking other employment or otherwise, nor shall the amount of any payment provided for in Section 6(b) or 6(c) be reduced by any compensation earned by the Employee as the result of employment by another employer after the Termination Date, or otherwise. Fifty percent (50%) of any payment under Section 6(b) or 6(c) shall be deemed to be in consideration of Employee's covenant not to compete set forth in Section 9 hereof.

     7. Representations by Employee. The Employee represents and warrants that he is not a party to any agreement or subject to any restriction (including agreements containing confidentiality or noncompete covenants) that may adversely affect the business of the Company or restrict the performance by the Employee of his duties under this Agreement.

     8. Confidentiality.

               (a) The Employee acknowledges that as a result of the Employee's employment by the Company, the Employee will become informed of, and have access to, valuable and confidential information of the Company, including inventions, trade secrets, technical information, know-how, plans, specifications, and the identity of customers and suppliers (collectively, the "Confidential Information"), and that this Confidential Information, even though it may be contributed, developed or acquired by the Employee, is the exclusive property of the Company to be held by the Employee in trust and solely for the Company's benefit. Accordingly, the Employee shall not at any time during or subsequent to the Term, use, reveal, report, publish, transfer or otherwise disclose to any person, corporation or other entity, any of the Confidential Information without the prior written consent of the Company, except to responsible officers and employees of the Company and other responsible persons whom the Company agrees in writing are in a contractual or fiduciary relationship with the Company or who have a need for this information for purposes which are in the best interests of the Company. This provision does not prohibit the

Employee from disclosing information which legally is or becomes of general public knowledge from authorized sources other than the Employee or as required by legal process or subpoena, provided that Employee shall have given the Company a reasonable opportunity to object to such process or subpoena.

               (b) Upon the termination of this Agreement, the Employee shall promptly deliver to the Company all customer lists, drawings, manuals, letters, notes, notebooks, reports and copies thereof and all other materials, including those of a secret or confidential nature, relating to the Company's business which are in the Employee's possession or control. The Employee agrees to represent to the Company that he has complied with the provisions of this Section at the time he ceases to be an employee of the Company.

     9. Noncompetition. The Employee agrees that during the Term and for one year after the Termination Date, the Employee shall not (a) participate directly or as an employee, agent, owner, consultant, director, shareholder or partner of any person which is engaged in the pay telephone business in competition with the Company in a geographic area in which the Company conducts such business during that time; (b) recruit or otherwise solicit or induce any person who during that time is an employee of the Company to terminate his employment with, or otherwise cease his relationship with the Company, or hire any such employee who has left the employ of the Company within 90 days after termination of that employee's employment with the Company; or (c) solicit any owner or operator of property upon which Company pay telephones are located, to install pay telephones of a competitor of the Company; provided, however, that the foregoing shall not prohibit Employee from owning not more than five percent of the voting securities of any publicly traded entity.

     The restrictions against competition set forth above are considered by the parties to be reasonable for the purposes of protecting the business of the Company. If any restriction is found by a court of competent jurisdiction to be unenforceable because it extends for too long a period of time, over too broad a range of activities or in too large a geographic area, that restriction shall be interpreted to extend only over the maximum period of time, range of activities or geographic area as to which it may be enforceable.

     10. Remedies. The Company and the Employee acknowledge that the Company would not have an adequate remedy at law for money damages if the covenants contained in Section 8 or 9 were not complied with in accordance with their terms. Because the breach of any of the covenants in Section 8 or 9 will result in immediate and irreparable injury to the Company, the Employee agrees that the Company shall be entitled to an injunction restraining him from violating
Section 8 and 9 to the fullest extent allowed by law. Nothing in this Agreement shall prohibit the Company from pursuing all other legal or equitable remedies that may be available to it for a breach or threatened breach, including the recovery of damages.

     11. Federal Income Tax Withholding. The Company may withhold from benefits payable under this Agreement, or arrange for the payment of, federal, state, local or other taxes as required pursuant to law or governmental regulation or ruling.

     12. Survival. The provisions of Sections 8, 9 and 10 shall survive the termination of this Agreement and shall inure to the benefit of the Company and its Successors.

     13. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original and all of which together shall be deemed one and the same instrument.

     14. Waiver. No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with the waiver or estoppel. No written waiver shall be deemed a continuing waiver unless specifically stated therein, and each waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of the term or condition for the future or as to any act other than that specifically waived.

     15. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida without reference to its conflicts of law principles.

     16. Notices. Notices required or permitted to be given under this Agreement shall be in writing and effective upon delivery in person or mailing by certified mail, return receipt requested, to the parties at the addresses below or to another address as either party shall direct by notice to the other party.


            (a)      If to the Company:

                     Peoples Telephone Company, Inc.
                     2300 N.W. 89th Place
                     Miami, FL 33172
                     Attention: E. Craig Sanders
                     President and Chief Executive Officer

                     with a copy to:

                     Peoples Telephone Company, Inc.
                     2300 N.W. 89th Place
                     Miami, FL 33172
                     Attention: Bruce Renard
                     Executive Vice President,
                     General Counsel

            (b)      If to Employee:

                     Mr. Neil N. Snyder III
                     6310 Yosemite Drive
                     Alexandria, Virginia 22312

     17. Assignment.

               (a) This Agreement and all of the Employee's rights, duties and obligations under this Agreement are personal in nature and shall not be assignable by the Employee. A purported assignment shall not be valid or binding on the Company. The Company shall not assign this Agreement, its rights, duties and obligations except to a Successor (as defined below).

               (b) This Agreement shall inure to the benefit of and be legally binding upon all Successors of the Company. The Company will require a Successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company (a "Successor"), by agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. For purposes of this Section 17, "Company" shall mean the Company as defined above and any Successor to its business and/or assets that executes and delivers the agreement provided for in this Section 17 or that otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     18. Entire Agreement. This Agreement constitutes the entire understanding of the parties and supersedes all prior discussions, negotiations, agreements and understandings, whether oral or written, with respect to its subject matter. This Agreement can be modified only by a written instrument properly executed by the Employee and the Company.

     19. Severability. If any one or more of the provisions of this Agreement is held invalid, illegal or unenforceable, the remaining provisions of this Agreement shall be unimpaired, and the invalid, illegal or unenforceable provision shall be replaced by a mutually acceptable valid, legal and enforceable provision which comes closest to the intent of the parties.

     The parties have executed this Agreement as of the day and year first above written.


                                   PEOPLES TELEPHONE COMPANY, INC.


                                   By: /s/ E. Craig Sanders
                                       E. Craig Sanders
                                       President and Chief Executive Officer



                                       /s/ Neil N. Snyder, III
                                       Neil N. Snyder, III