Form 10-K405
period 1996-12-31
PEOPLES TELEPHONE COMPANY INC
filed 1997-03-31
CIK 819694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


  For the fiscal year ended December 31, 1996 Commission File Number: 0-16479

                         PEOPLES TELEPHONE COMPANY, INC.
             (Exact Name of registrant as specified in its charter)

                    NEW YORK                          13-2626435
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)

                 2300 NORTHWEST 89TH PLACE, MIAMI, FLORIDA 33172
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (305) 593-9667

           Securities registered pursuant to Section 12(g) of the Act:

                              Name of each exchange
                    Title of each class on which registered

                                  Common Stock
             Par Value $.01 per share American Stock Exchange, Inc.

           Securities registered pursuant to Section 12(b) of the Act:
                                (Title of class)
                                      None

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $57,693,562. As of March 21, 1997, there were 16,194,684 shares of the registrant's Common stock outstanding.

                      Documents incorporated by reference: None

Part I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Peoples Telephone Company, Inc ("Peoples" or the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentation, in response to questions or otherwise. Any statements that express, or involve discussions as to expectation, beliefs, plans, targets, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "should", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the impact of competition, especially in a deregulated environment; (ii) uncertainties with respect to the implementation and effect of the Telecom Act (as defined hereafter); (iii) the ongoing ability of the Company to deploy its public pay telephones in favorable locations; (iv) the Company's ability to continue to implement operational improvements; and (v) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

     The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

Glossary

     Billed Party Preference is a plan that would automatically route "0+" dialed non-coin calls from pay telephones to the "billed party's (ie: cardholder, called party of a collect call) preferred carrier, thereby bypassing the opportunity for the pre-subscribed carrier of the public pay telephone provider to handle and receive revenues from the call.

     Dial-Around Compensation is compensation paid to competitive public pay telephone providers for the use of their public pay telephones to access operator service providers or interexchange carriers other than the primary operator service providers selected by the owner of the public pay telephone. The FCC ruled on May 8, 1992 that competitive public pay telephone providers would receive $6.00 per telephone per month as compensation for interstate "dial-around" calls. This flat rate system was made effective in June 1992. The per telephone/per month system was then replaced by a flat rate per call payment system of $0.25 a call for calls delivered to AT&T Corp. ("AT&T") and Sprint Corporation ("Sprint"), pursuant to the FCC's grant of waivers for these two companies during 1995. The remaining interexchange carriers continued to pay their respective pro-rata shares of the flat $6.00 per telephone per month payment. Effective November 6, 1996, and pursuant to recent FCC orders issued under the Telecom Act, the $6.00/per phone/per month compensation has been replaced by compensation of $45.85/per phone/per month in compensation. The increase is due to the increased number of access code calls and the inclusion of 1-800 subscriber calls as compensable dial-around calls. This flat rate compensation will be effective through October 6, 1997, at which time the compensation will be on a $0.35/call basis or such other rate negotiated with the carrier(s) for dial-around calling. Beginning October 7, 1998, the charge will be assessed in an amount equivalent to the local coin calling rate for each payphone, or such other rate negotiated with the carrier(s). These industry-wide dial-around payment mechanisms are subject to modification on a company specific basis under individual contractual arrangements with the carrier(s), such as the Company's current operator service agreement with AT&T, as well as under prospective FCC rulings and further implementation of the Telecom Act.

     FCC  is  the  Federal  Communications   Commission,   which  regulates  the
interstate provision of telecommunications.

     Interexchange   carrier  ("IXC")  is  a   telecommunications   provider  of
transmission services between exchanges, typically referred to as long-distance or toll telephone service.

     Local access and transport area ("LATA") is a geographic area established for the administration of telephone service to differentiate between local service versus long distance service.

     InterLATA calls are calls between LATAs.

     IntraLATA calls are calls originated and terminated in the same LATA.

     LEC is a local exchange carrier, which is a company providing local telephone services.

     Non-coin calls are calling card, credit card, collect and third-party billed calls.

     Operator service provider is a company providing automated and/or live operator service related to long distance calls.

     Property Owners or location owners are the owners or operators of: (i) the locations, such as convenience stores, service stations, grocery stores, hospitals, hotels, shopping centers, truck stops and airports, at which public pay telephones are installed; and (ii) correctional facilities at which inmate telephones are located.

     Public Switched Network is the traditional domestic public pay telephone network, including local, intraLATA and interLATA facilities used to carry, switch and connect telephone calls between the calling and called parties.

     RBOCs are the Regional Bell Operating Companies, which were formed as a result of the stipulated break-up of the Bell System under the modification of final judgement ("MFJ") entered in U.S. v. AT&T.

     Telecommunications Act of 1996 (the "Telecom Act") means the comprehensive legislative amendments to the Communications Act of 1934, adopted by Congress and signed into law by President Clinton on February 8, 1996, including Section 276 which specifically addresses the pay telephone services such as those provided by the Company and discussed herein.

General

     The Company is one of the largest independent operators of public pay telephones in the United States, on the basis of number of public pay telephones in service. Since installing its first public pay telephone in 1985, the Company's core public pay telephone business has grown to an installed base, as of December 31, 1996, of approximately 38,500 public pay telephones in 41 states and the District of Columbia.

     The Company owns, operates, services and maintains a system of independent public pay telephones and inmate telephones. Its public pay telephone business generates revenues from coin calls and non-coin calls such as calling card, credit card, collect and third-party billed calls made from its telephones. The Company has historically grown through acquisitions of public pay telephones from independent operators. Since 1990, the Company has acquired over 33,000 public pay telephones from 27 independent public pay telephone operators. The Company, in the past, has utilized its size and experience in integrating acquisitions to continue expanding its public pay telephone business and it may do so again. However, in 1995 and 1996 the Company did not acquire additional public pay telephones from external sources although it may consider attractive acquisition opportunities as and when they arise in the future. Currently, the Company is focusing on improving its existing pay telephone operations with the intention of increasing its cash flow, improving operating efficiency, increasing balanced internally generated growth and returning to profitability. The Company grows internally by entering into contracts for the installation of public pay telephones in locations where the Company believes there will be significant demand for public pay telephone service, such as convenience stores, grocery stores, service stations, shopping centers, hotels, restaurants, airports and truck stops. The Company's nationwide presence in the public pay telephone market makes it an attractive supplier of public pay telephone services for companies whose operations are regional or national. The Company is seeking to achieve balanced internal growth by increasing the number of public pay telephones with both (i) local and regional accounts and (ii) large national corporate accounts. The Company believes that substantially all of its public pay telephones, including its acquired public pay telephones, are in high traffic locations.

     Management believes that the Company's long-term industry experience, nationwide presence and superior level of field and customer service are primary competitive strengths of the Company. As a high volume consumer of long-distance telephone service, the Company has been able to negotiate favorable terms and conditions from operator and long-distance telephone service providers such as AT&T, MCI Communications, Inc. ("MCI"), Sprint and WorldCom Inc. ("WorldCom"). In addition, due to its large size, the Company realizes economies of scale from its field service, collection and other selling and administrative expenses compared to smaller companies in the industry.

     In late 1994, the Company adopted a new strategic plan to focus on its core public pay telephone business and to sell certain non-strategic businesses. The sale of these non-strategic businesses took place in 1995. See "Business-Prepaid Calling Cards/International Telephone Centers/Discontinued Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     During 1996, E. Craig Sanders joined the Company as a director, President and Chief Executive Officer and Neil N. Snyder, III joined as Executive Vice President and Chief Operating Officer. During the first quarter of 1997, David
A. Arvizu was named Senior Vice President of Sales and Marketing for local and regional accounts.

     See Note 19 of "Notes to Consolidated Financial Statements" for business segment information.

Public Pay Telephone Industry Overview

     Based on information compiled largely from the "Statistics of Telecommunications Common Carriers" filed with the FCC, there were approximately 2 million public pay telephones in the U.S. as of December 31, 1996. Of this total, approximately 350,000 are operated by independent pay telephone companies with the balance by the various local and long distance telephone companies. Using these figures, the Company's embedded base represents approximately 2% of the total national pay telephone base.

     The telecommunications marketplace through 1995 was principally shaped by the 1984 ruling of the United States District Court for the District of Columbia in the well-documented antitrust divestiture case, United States v. American Telephone & Telegraph Company (the "AT&T Divestiture"). The AT&T Divestiture created various business opportunities in the telecommunications industry and helped to pave the way for FCC rulings in 1985 that authorized independent public pay telephone equipment to be connected to the public switched network and operated competitively. Subsequent to the 1985 FCC rulings, virtually all state jurisdictions have authorized the provision of pay telephone services and attendant operator and inmate services within their territories.

     In 1990, the Congress passed the Telephone Operator Services Consumer Information Act of 1990 ("TOSCIA"), which established the mandate that pay telephone providers adopt a series of operational measures designed to provide information and "open access" for consumers seeking to place calls at public pay telephones nationwide. TOSCIA specifically required that pay telephone providers afford open access to carrier access code (1-800/950/10XXX) dialing and 1-800 toll free calls made by consumers from pay telephones. The Act also required the FCC to consider fair compensation to pay telephone providers for the access given on such calls.

     The various state and FCC regulatory rulings implementing competition in the pay telephone business, both before and after Congress' enactment of TOSCIA, created an operating environment in which competitive pay telephone providers, such as the Company, were discriminated against vis-a-vis their main competitors, LEC pay telephone operations, in terms of line expenses and access to various LEC services integral to the competitive provision of pay telephone services. For example, LECs were permitted to subsidize their pay telephone operations from their regulated local exchange telephone company operations. This cross-subsidization resulted in "below cost" end user rates for local coin calls. State regulators applied these rates to competitive pay telephone providers, even though they could not subsidize their pay telephone operations as the LECs were able to do.

     On February 8, 1996, President Clinton signed into law the Telecom Act, representing the first major revision of the national communications laws in over 60 years. The new law gave broad powers to the FCC to preside over the development of competitive telecommunications markets, including local exchange, long distance and public pay telephone services. The significant public pay telephone provisions of the new law are designed to create parity among public pay telephone service providers and to address fundamental regulatory inequities that have long plagued the public communications industry. Specific public pay telephone provisions of the Telecom Act required the FCC to adopt rules within nine months of enactment that would: (i) create a standard regulatory scheme for all public pay telephone providers, including the RBOC public pay telephone operations; (ii) require removal by the RBOCs of their public pay telephone operations from their regulated books of account; (iii) prescribe certain safe-guards to eliminate future discrimination or subsidization of RBOC public pay telephones; (iv) require "fair compensation" to all public pay telephone providers for all calls using public pay telephones (except for 911 emergencies and Telecommunications Relay Services for the hearing impaired); (v) provide the right for all pay telephone service providers, subject to existing and future contractual rights with the Location Owner, to select the provider for both intraLATA and interLATA network services; (vi) evaluate whether and how "public interest" pay telephones (which are public pay telephones that would not normally be place in a location under purely competitive conditions but may be required for public policy reasons) should be maintained; and, ( vii) preempt state requirements that are inconsistent with these provisions.

     In response to these requirements, the FCC conducted extensive comment proceedings and issued two lengthy and detailed orders in September 1996 and November 1996, implementing the statutory mandates of Section 276 of the Telecom Act (the "Order" or "Orders"). These Orders have been appealed by a variety of parties, and these appeals have been consolidated in an action pending before the United States Court of Appeals for the District of Columbia. The final outcome of these proceedings, and other ongoing or anticipated regulatory actions at both the state and federal level, will significantly impact the industry and the operations of the Company in the foreseeable future. The Company is unable to predict the outcome of such appeal or whether all or a part of the Orders will be modified, affirmed or otherwise affected. See "Business-Regulation".

Business Strategy

     The Company's vision is to be the recognized quality public access leader at all times. This strategy was developed for the uncertain telecommunications landscape which is the current competitive environment. The Company's ongoing business objectives are to focus on its core public pay and inmate telephone businesses, to grow operating cash flow by continuing to expand its base of telephones, to lower operational expenses and to improve the Company's service quality. The Company expects to implement these objectives by focusing on balanced growth, operational excellence, strategic partnering and continuing regulatory leadership.

     The Company believes that a clear vision of the role of independent pay telephone providers in the new competitive telecom landscape is of utmost importance. The Company must look beyond its traditional segment to the role an independent pay telephone provider plays in the larger local service market. The Company believes it adds value to new entrants in the local service market through its local traffic aggregation and operational synergies.

     The Company's growth plan includes the following elements:

     Internal Growth. The Company is seeking to achieve internal growth by increasing the number of public pay telephones that the Company owns, operates or services at local, regional and large national accounts. As part of this process, the Company is developing an aggressive multi-channel sales organization as a complement to its direct sales efforts. The Company believes that its nationwide presence makes it an especially attractive supplier of public pay telephone services for regional and national accounts. Offering these accounts a consolidated and consistent service level and reducing the time and burden involved when dealing with multiple providers has proven to be of real value. The primary focus of the Company's marketing efforts has been, and continues to be, accounts in high foot traffic locations which currently include regional and national companies such as Albertsons, Dominick's Finer Foods, Emro Marketing Company, a subsidiary of Marathon Oil, McDonald's, Safeway Stores, and Southland (7- Eleven).

     Acquisitions. Through 1994, the Company historically grew primarily through the acquisition of public pay telephones from independent operators. As noted elsewhere herein, in 1995 and 1996 the Company did not make any acquisitions for a number of reasons including the rising and uneconomical cost of acquisitions and an uncertain regulatory environment. In the future, however, as a result of anticipated improved economics from the Telecom Act, the Company may from time to time pursue acquisitions on terms the Company considers beneficial.

     Marketing Partners. The Company believes there is significant value and benefit to entering into marketing partnerships with a select number of major companies which parallel the Company in management philosophy and business objectives in order to take advantage of certain synergies in operations along with regional, national or other volume aggregation opportunities. The Company believes that it is an attractive strategic partner for fully integrated telecom providers that do not have pay telephone route management resources. As a result, the Company is evaluating partnering opportunities with a select number of such providers.

     Regulatory Leadership. The Company remains committed to providing strong regulatory leadership at both federal and state levels in the rapidly changing landscape of the public communications industry. The Company believes that the benefit from this ongoing involvement with the formulation and implementation of key governmental regulations for payphone services is most significant to achieving the Company's strategic business objectives. The Company further believes that, as a specific result of this demonstrated regulatory leadership, the manner in which the payphone provisions of the Telecom Act are being implemented by regulators will lead to an improved industry operating environment with special benefit to the Company, although there can be no assurances of this.

     The Company's operational excellence plan includes the following:

     Establishment/Achievement of Operating Standards. The Company has conducted an overall review of its operating procedures and policies and has instituted new standards and goals to be met by its operations personnel in order to more fully utilize and increase its operating infrastructure effectiveness. These targets include, among others, improved reliability and responsiveness, reduced install time and reduced repair time.

     Cost of Operations Savings. The Company has developed a plan to increase economies of scale and maximize operating efficiencies. Such efforts include focus on more efficient route management, prompt delivery of repair parts and central inventory management, among others, all of which should further increase productivity. Additionally, as a high volume consumer of long-distance service the Company has been able to negotiate favorable terms from operator and long-distance service providers such as AT&T, MCI, Sprint and WorldCom. The Company's "smart" pay telephones, management information systems and trained service and support staff permit the achievement of savings in the cost of telephone repair and maintenance. In addition, the Company believes that as its plans are implemented, it can realize additional economies of scale in field service, collection and other selling and administrative functions.

     Superior Level of Customer Care. The Company is committed to providing the highest quality service in the industry and establishing strong relationships with its customers. To provide a superior level of customer service, the Company uses "smart" microprocessor-equipped telephones, a sophisticated management information system and a highly trained service and support staff. The Company's advanced telephone technology allows for exact records of telephone activity, which allow for easy verification of revenue and rapid response (typically within 24 hours) to equipment malfunctions. As one of the country's largest independent public pay telephone providers, the Company is in a competitive position to service regional and national corporate accounts, in contrast to smaller competitors or LECs which currently operate only in their specific geographic regions.

     Fair Pricing. The Company pursues a pricing strategy of fair and reasonable pricing for all calls made from its public pay telephones. In connection with this strategy, the Company continues to utilize major national facilities based carriers such as AT&T and Sprint for the provision of operator services from the Company's public pay telephones. The Company believes that this pricing strategy enhances its competitiveness and reduces the tendency of pay telephone users to access dial-around providers.

     There can be no assurance, however, that the Company's strategy will be sufficient to restore profitability or that the strategy will not be adversely affected by future regulatory action.

Public Pay Telephones

     As of December 31, 1996, the Company's public pay telephone system consisted of approximately 38,500 public pay telephones located in 41 states and the District of Columbia. In 1994, 1995 and 1996, public pay telephones represented approximately $115.0 million, $112.2 million and $107.0 million of the Company's revenues, respectively.

The following chart sets forth the locations of the Company's public pay telephones by state as of December 31, 1996:

                                           Public
                                            Pay
              State                     Telephones
              ----------                ----------

              Florida                       8,482
              New York                      5,938
              California                    3,691
              Texas                         2,090
              Maryland                      1,971
              Virginia                      1,948
              Pennsylvania                  1,475
              Tennessee                     1,491
              Georgia                       1,425
              Louisiana                     1,400
              Ohio                          1,307
              North Carolina                1,163
              South Carolina                  778
              Other States                  5,350
                                         --------
                Total                      38,509
                                         ========

     The Company's core public pay telephone business primarily generates revenues from coin and non-coin calls. Coin calls are made by depositing coinage into the pay telephone and placing the call. Non-coin calls include calling card, credit card, collect and third-party billed calls made from its telephones.

     Coin Calls

     Substantially all of the Company's public pay telephones accept coins as payment for local or long- distance calls and can also be used to place local or long-distance non-coin calls. The Company's public pay telephones generate coin revenues primarily from local calls. In all of the territories in which the Company's public pay telephones are located, the Company charges the same rates for local coin calls as the LEC. In most territories that charge is $.25, although a growing number of jurisdictions have increased or are considering an increase in that charge to $.35. However, there can be no assurances as to the timing of any such increases. Whereas local coin calls have traditionally been provided for an unlimited call duration, a number of jurisdictions have also begun to allow call timing (i.e. deposit of an additional $.25 after three minutes). The Company pays local line and usage charges to the LECs for the underlying transmission service provided for each of the Company's installed public pay telephones. These line and usage charges cover basic service to the telephone as well as the transport and completion of local coin calls.

     Non-coin Calls

     The Company receives revenues from non-coin calls made from its public pay telephones. Non-coin calls include credit card calls, calling card calls, collect calls and third-party billed calls. The services needed to complete a non-coin call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration, determining the charge for the call and billing and collecting the applicable charge. In all jurisdictions, the Company has the right to select the operator service provider for interLATA and interstate traffic on its public pay telephones. In a number of jurisdictions permitting public pay telephone services, the Company has been required to use the LEC for local and intraLATA services. The Telecom Act, however, has preempted and thereby eliminated most of these requirements prospectively and the Company is now authorized to select the provider for all 0+/0- revenue generating calls dialed from its public pay telephones. The Company currently sub-contracts a small segment of its operator service from other companies on a "private-label" basis: customers are connected to the sub-contractors' operators, who identify themselves as "PTC Services." In the alternative, the Company selects a third-party operator service provider to handle the calls. Currently, the Company primarily uses the operator services of AT&T, Sprint and other smaller operator service providers. The Company considers a variety of factors prior to deciding which operator service company to select. These factors include financial and other contractual arrangements between the Company and the operator service providers, the location of the public pay telephones, the types of calls made from the location, the profitability of each type of call under each calling alternative, the requirements of the Property Owners and applicable regulatory restrictions. The Company has initiated a process of consolidating its traffic with fewer operator services providers to obtain the most beneficial commission and service arrangements, and believes this consolidation initiative will result in a positive impact to the Company although there can be no assurance of this.

     Currently, AT&T, Sprint and other operator service providers handle 0+/0-calls and pay the Company a commission for each call completed by the selected operator service provider except in jurisdictions where the Company is prohibited contractually or otherwise from selecting the operator service provider, or where the Company acts as its own operator service provider. The Company may also install an automated operator system that allows its telephones to collect and store billing information and forward calls to the called party. At locations where the automated operator system is installed, the caller has the option to complete the call through the automated system, the Company's selected operator service provider or an operator service provider accessed by the caller. The FCC has the authority to regulate the amount public pay telephone operators may charge for interstate calls. However, currently no formal rate regulations exist. The FCC is currently considering adopting a rate ceiling or rate disclosure requirements for interstate calls, which could be implemented in 1997, although there can be no assurance as to the timing or substance of any FCC rulings in this regard. See "Business-Regulation."

     The Company also receives additional interstate revenue from long distance carriers pursuant to FCC regulations as "dial-around compensation" for non-coin calls made from its public pay telephones. A "dial- around" call is made by using an access code to reach an interexchange carrier other than the one designated by the public pay telephone owner or by dialing a 1-800 "toll free" number. Dial-around compensation to independent public pay telephone operators for interstate calls was originally fixed by the FCC at $6.00 per telephone, per month. Similarly, state regulatory authorities in Florida, Georgia and South Carolina have implemented intrastate dial-around compensation programs for independent public pay telephones in those states. AT&T and Sprint were authorized in 1995 to pay their federal portions of dial-around compensation through a $.25 per call flat rate payment in lieu of the flat monthly rate payment amounts assigned by the FCC. Effective November 6, 1996, and pursuant to the Orders issued under the Telecom Act, the $6.00/per phone/per month compensation and corresponding state amounts have been replaced by compensation of $45.85/per phone/per month. This flat rate compensation will be effective through October 6, 1997, at which time the compensation will be imposed on a $0.35/call basis or such other rate negotiated with the carrier(s) for dial-around calling. Beginning October 7, 1998, dial-around compensation will be assessed in an amount equivalent to the local coin calling rate for each payphone, or such other rate negotiated with the carrier(s). The November 8, 1996 Order implementing Section 276 of the Telecom Act is currently on appeal to the United States Court of Appeals for the District of Columbia and there can be no assurances as to the final outcome of such proceedings. See "Business-Regulation."

     Operating Expenses

     The Company pays monthly access charges to the LECs for interconnection to the Public Switched Network for local calls. These charges are computed, depending on the LEC, on either a flat monthly rate or a fixed monthly charge plus a per message or usage rate based on the time of the call. Additionally, the Company pays the LECs a fee, based on usage, for intraLATA non-coin paid long-distance calls. The Company also typically shares commissions paid by the long-distance carriers with the Property Owners. Once accessed to the Public Switched Network, the Company is also responsible for the associated billing, collection, bad-debt and validation costs when it is acting as the operator service provider. As previously noted, the Company currently is using AT&T and Sprint as its primary national providers of operator services, where none of these costs applies directly to the Company.

     The Telecom Act has opened virtually all markets to competition in the telecommunications industry and the Company believes that the future effect will be to lower certain costs of the Company such as line charges and usage rates for local interconnection, although there can be no assurances as to the specific timing or amount of such reduction.

     Internal Growth

     Placement of Public Pay Telephones. The Company seeks to install its public pay telephones in locations where it believes there will be significant demand for public telephone service, such as convenience stores, grocery stores, service stations, shopping centers, hotels, restaurants, airports and truck stops. In evaluating locations, the Company generally conducts a site survey to examine geographical factors, population density, traffic patterns, historical information (to the extent available) and other factors in determining whether to install a public pay telephone. The Company has focused its efforts to date on securing telephone locations from local and regional accounts and large national accounts which can provide a large number of quality locations.

     The Company installs its public pay telephone equipment pursuant to agreements ("Property Agreements") with the Property Owners. The Company's typical Property Agreement has a three to five-year term and provides the Company with the option to renew for an additional three to five years. Each agreement provides for a revenue sharing arrangement between the Company and the Property Owner based on the revenue generated from the public pay telephone. The percentage of revenue paid to a Property Owner is generally fixed for the period of the contract. The Company estimates that the average cost of installing a new public pay telephone, including site selection, hardware and labor, is approximately $1,900.

     The Company is obligated to repair, maintain and service the public pay telephone equipment installed pursuant to the Property Agreements. Through its computer system, the Company generally is able to determine possible malfunctions before they are reported and usually repairs such malfunctions within 24 hours. Generally, the failure of the Company to remedy a default within 30 days after notice gives the Property Owner the right to terminate the Property Agreement. The Company can generally terminate a Property Agreement on 30 days' prior notice to the Property Owner if the public pay telephone does not generate sufficient total revenue for two consecutive months.

     Marketing. Although the Company's past growth in its core public pay telephone business was primarily driven by acquisitions through 1994, the Company is currently focusing on internal growth by increasing the number of public pay telephones that the Company owns, operates or services at both local and regional accounts and large national accounts. An aggressive multi-channel sales organization is currently being developed by the Company as a complement to this process. The Company believes that its nationwide presence makes it an especially attractive supplier of public pay telephone services for regional and national corporate accounts where the Company serves as a single provider, offering these accounts a consistent level of service and reducing the time and burden of dealing with multiple providers. The primary focus of the Company's marketing efforts has been, and continues to be, regional and national corporate accounts, which currently include Albertsons, Dominick's Finer Foods, Emro Marketing Company, a subsidiary of Marathon Oil, McDonald's, Safeway Stores and Southland (7-Eleven). As one of the country's largest independent public pay telephone providers, the Company believes it is in a strong position to service regional and national accounts, in contrast to smaller competitors or LECs, which currently operate only in their specific geographic regions. In contrast to the limited resources of the smaller independent public pay telephone operators, the Company's "smart" pay telephones, sophisticated management information systems, and highly trained national service and support staff allow the Company to maintain a high level of service and react quickly to repair damaged equipment. The Company's size and cost structure allow it to offer attractive commissions to Property Owners that are competitive with other independent operators or the LECs although the industry has become substantially more competitive with regard to commissions. Based upon the new Telecom Act, the Company believes that there will be additional changes in this competitive public payphone environment, which may create both opportunities and risks for the Company, the ultimate outcome of which cannot be predicted with any assurance.

     Acquisitions

     Through 1994, the Company's core public pay telephone business grew primarily through acquisition of other public pay telephone companies. The company's acquisition of public pay telephones for amounts in excess of $500,000 from 1990 through 1994 included approximately 32,350 telephones from 17 companies.

     Through 1994, the Company generally was able to acquire public pay telephones at attractive prices because smaller operators frequently lacked the economies of scale that the Company enjoyed. However, in 1995 and 1996, the rising cost of acquisitions coupled with the uncertainty of the then pending Telecom Act and related FCC rulings, made acquisitions less attractive. The Company's current strategy is to focus on balanced growth, operational excellence, strategic partnering and continuing regulatory leaderships. As part of this, the Company expects to grow its core business internally through increased sales efforts designed to both re-sign current quality accounts and add substantial new ones. Additionally, especially in light of anticipated economic benefit from the Telecom Act, the Company does evaluate acquisition opportunities and may from time to time pursue an acquisition if management believes such an acquisition would be beneficial to the Company.

     Competition

     The Company believes the principal competitive factors in the public pay telephone business are: (i) commission payments to the Property Owners; (ii) the ability to serve accounts with locations in several LATAs or states; (iii) the quality of service provided to the Property Owners and the users of the telephones; and (iv) responsiveness to customer service needs.

     In the public pay telephone business, the Company principally competes with the LECs, a number of independent providers of public pay telephone services, major operator service providers and interexchange carriers. Some of these independent companies have increased in size by following an acquisition strategy and many of these companies compete for the most favorable public pay telephone contracts and sites. Most LECs and interexchange carriers with which the Company competes have substantially greater financial, marketing and other resources than the Company. In addition, many LECs, faced with competition from independent public pay telephone companies, have increased their compensation arrangements with Property Owners by offering more favorable commission schedules. As a result of the passage of the Telecom Act, under certain circumstances the LECs will be allowed to begin providing services outside of their monopoly franchise territories in a more deregulated mode and other companies may also compete against the LECs for in-territory local business. The potential for competition from other new entrants in the payphone industry exists as well. These possibilities present both business opportunities and risks for the Company including, but not necessarily limited to, potential lower interconnection costs due to the advent of competition in the local service business and/or improved revenues as a result of the adoption of compensation for all calls. The risks include increased competition from the LECs and any new entrants and the chance that the FCC-established compensation system will not be adequate or will not be implemented due to court challenges.

     Telephone Systems Management and Service

     The Company has internally developed a computer software system which interfaces with microprocessors in the Company's public pay telephones. The Company's computer system polls the public pay telephones each night to determine the amount of coin revenue in each telephone and to diagnose possible operational problems at the telephones. Polling enables the Company to accurately diagnose service problems in order to maintain its operation and to collect coins.

     Based on the results of each night's polling, the Company determines which telephones require collection or service. Each of the Company's collectors generally remove from 20 to 25 sealed coin boxes each day, depending upon the number of public pay telephones within the collector's specified collection route. Once the route is completed, the collector returns to one of the Company's coin collection rooms located at its executive office or one of its regional offices, where the seal on the coin box is removed and the coins are electronically counted. The actual amount in each coin box is automatically recorded and compared to the expected amount determined by polling the public pay telephone on the previous night.

     The Company maintains a staff of approximately 356 field service telephone technicians located throughout the states in which the Company's public pay telephones are installed. The Company has imposed a high standard of service and maintenance in order to ensure that the public pay telephones are operating properly and generating maximum revenue. Through its computer system, the

Company generally is able to determine malfunctions before they are reported and is able, in most cases, to repair such malfunctions within 24 hours. The most typical payphone malfunctions or problems are caused by vandalism and theft. On average, less than 2% of the Company's public pay telephones are out of service or are not operating properly at any one time. For accounting purposes, telephone repair costs are expensed by the Company as incurred. The Company is also continuously monitoring and reviewing the latest technology in the industry to prevent tampering, vandalism, fraud and theft at public pay telephones. The Company's management systems allow the Company to decentralize its operations by giving the field operations access to more information, thus allowing for quicker response time and reducing the time a phone is out of service.

     The Company has continued its refurbishment program to improve the condition of its installed public pay telephone base. In connection with this program, the Company created its own repair center located at its headquarters. This repair center has assisted in lowering the Company's repair costs and providing a steadier supply of repaired equipment back to the field.

     Telephone Equipment Suppliers

     The Company purchases its public pay telephones from independent manufacturers. The Company's public pay telephones use microprocessors that provide voice synthesized calling instructions and the capability to detect and count coins deposited during each call. These "smart" public pay telephones also provide pay information to the caller at certain intervals regarding the time remaining on each call and the need for an additional deposit. As of December 31, 1996, approximately 33,000 or 86%, of the public pay telephones that the Company operates were manufactured by Intellicall, Inc. ("Intellicall"). The Company also operates public pay telephones manufactured by Elcotel, Inc. ("Elcotel"). The Company believes that it can purchase public pay telephones from Elcotel or other public pay telephone manufacturers on terms similar to those in effect with Intellicall. The Company has a non-exclusive arrangement with Intellicall whereby the software and engineering schematics to repair the Intellicall telephones are held in escrow, to protect the Company against the bankruptcy of, the cessation of business operations by, or the failure to provide system support maintenance by, Intellicall. Therefore, the Company believes that the loss of Intellicall as a manufacturer of the Company's public pay telephones would not have a material adverse effect on its business.

     Billing and Collection

     The Company uses Zero Plus Dialing, Inc. ("ZPDI"), a third-party billing and collection clearinghouse, to process and collect non-coin telephone revenues for calls generated at certain public pay telephones and all correctional phones, and handled by the Company's contracted operator service providers and interexchange carriers. The Company forwards the call records to ZPDI, which then sends the records to the appropriate LEC for billing and collection. The LEC includes the rated calls on LEC customer's monthly telephone bills. The LEC forwards the proceeds from the billed and collected call records to ZPDI, less the billing and collection fees charged by the LEC and a reserve for uncollectibles. ZPDI remits the proceeds to the Company, less the ZPDI processing fee. The entire billing and collection cycle generally takes between 60 and 120 days after the call record is submitted to ZPDI.

Inmate Telecommunications

     General

     In December 1994, the Company's Board of Directors approved the divestiture of its inmate telephone operation because of increasing commissions and declining margins in the inmate telephone business. Accordingly, the Company's inmate telephone business was designated and accounted for as a discontinued operation at December 31, 1994. In September 1995, the Company decided to retain the remaining inmate operations. This decision was a result of the Company's belief that the remaining operations could contribute to the cash flow and operating results of the Company for a variety of reasons, including the 1995 sale of the Company's less attractive inmate telephone operations and the current geographic grouping of facilities served by the Company. As a result, the inmate operations were reclassified and included in continuing operations.

     The goals of the inmate telephone operations include (a) increased penetration of geographic areas where its currently does business; (b) expansion into additional geographic areas, as appropriate; (c) development of products and services tailored to the specific needs of county and city jail facilities; and (d) implementation of efforts to reduce its direct costs including, but not limited, to teleco charges and bad debt.

     The Company is operating the remaining inmate telephone operations and is implementing its targeted growth strategy for the division. As of December 31, 1996, the Company operated approximately 1,700 telephone lines in over 120 correctional facilities in 11 states. In 1994, 1995 and 1996, inmate telephones represented approximately $42.9 million, $26.0 million and $17.9 million of the Company's revenues, respectively.

     The following chart sets forth the state by state breakdown of locations served by the Company's inmate division, based on the number of in-service lines, as of December 31, 1996:

                                                No. of
                         State                  Lines
                         ---------           -----------

                         Texas                    549
                         Colorado                 222
                         Ohio                     216
                         Georgia                  168
                         Nevada                   155
                         Other States             420
                         ---------           -----------
                          Total                 1,730
                                             ===========

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

     Operations

     Within correctional facilities, the Company currently utilizes automated operator calling systems from a number of providers. All of these systems limit inmates to collect calls. In facilities with more than 50 inmates, the Company generally installs its proprietary prison pay telephone system. This calling system is a configuration of proprietary software based on an integrated microcomputer platform and basic telecommunications hardware.

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

     Service

     The systems in each facility are provided and installed at no cost to the governmental agency. The Company shares a percentage of the revenues it receives with the governmental agency. The Company generally provides all service-related activities. Service issues are reported to the Company's Technical Support Center through a 24-hour, toll-free (800) number. Service is typically restored on a major outage within 12 hours.

     Competition

     In the inmate telephone business, the Company competes with approximately 20 independent providers of inmate telephone systems, the LECs and interexchange carriers. The Company believes that the principal competitive factors in the inmate telephone market are rates of commissions paid to the correctional facilities, system features and functionality, service and the ability to customize inmate call processing systems to the specifications and needs of the correctional facility. The Company competes for business primarily on local, county and state levels. The cost of market entry and the complexity of the bid process increases proportionally with respect to the size of the correctional facility. While the local and county markets are somewhat fragmented with many service providers, state correctional facilities are generally bid on a single statewide contract basis. Depending on the type of facility and the particular state, the Company must direct its marketing efforts to municipal purchasing officers, enforcement or jail administrators or to the independent contractors that operate the facility. The Company currently provides no inmate services to federal facilities. During 1996, competitive pressures in the inmate telephone business resulted in an erosion in margins on new contracts and appeared to limit the prospects for long-term growth and profitability. The Company believes that a growth strategy focused on servicing local and county facilities may provide some insulation from further erosion of margins involved in larger state and federal bids. In addition, an FCC ruling removing RBOC inmate operations from the regulated rate base, coupled with the provisions of the Telecom Act, may improve the potential for the inmate telephone business although there can be no assurances of this.

Other Operations

     Long-distance Reseller

     The Company has developed a program involving the aggregation and resale of certain operator ("0+"/"0-") services and transmission ("1+") services to other independent pay telephone providers. The Company is able to arbitrage these services to smaller payphone companies based upon the favorable higher volume terms and conditions under which the Company is able to obtain the services from the underlying local and interexchange carriers. Network and operator services which the Company presently is authorized to resell either directly or through agency agreements include those of AT&T, BellSouth Telecommunications, Inc., GTE Corp. and Ameritech Corp. The Company is committed to developing alternate distribution channels for both carrier services and a full range of other public communications support services which the Company believes it is uniquely suited to provide. The Company believes this area of the business will provide future revenues that will assist in the Company's return to profitability, although there can be no assurances that such a positive impact will occur.

Prepaid Calling Card/International Telephone Centers/Discontinued Operations

     In December 1994, as part of its initiative to return its focus to its core public pay telephone business, the Company's Board of Directors approved the sale of the Company's prepaid calling card, international telephone center and cellular operations. The sales of these units occurred in 1995. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Regulation

     The Company's operations are significantly influenced by the regulation of public pay telephone, inmate telephone, long-distance reseller and other telecommunications services. Authority for regulation of these services has traditionally been vested concurrently with the FCC and the various state public utility commissions. Regulatory jurisdiction has generally been determined by the interstate or intrastate character of the subject service, and the degree of regulatory oversight varies among jurisdictions. While most matters affecting the Company's operations fall within the administrative purview of these regulatory agencies, state and federal legislatures and the federal district court administering the AT&T Divestiture consent decree have also been involved in establishing certain rules governing aspects of the Company's operations.

     Section 276 of the Telecom Act (see "Business - Public Pay Telephone Industry Overview") vests broad new authority in the FCC, with regard to the regulation (or forebearance from regulation) of public pay telephone services. The FCC has adopted the Orders implementing Section 276. As an outgrowth of the Telecom Act, the Company believes there will be an expansion of the FCC's role in shaping overall regulatory requirements for the public pay telephone industry. Specifically, pursuant to Section 276 of the Telecom Act, the rules adopted by the FCC under the new payphone provisions of the Telecom Act will preempt any inconsistent payphone regulation by a state authority. Moreover, with the FCC's adoption of regulations to implement Section 276, there will be no effective ongoing role of the AT&T Divestiture court for any purpose relevant or material to the Company's operations. Although this expected restructuring of the traditional jurisdictional and regulatory authorities for public pay telephone service comports with the best current information available to the Company, a final determination must await the outcome of the pending federal court appeals and further FCC implementation actions. In the event the Order is declared invalid, in whole or in part, particularly as to dial-around compensation, the Company would be materially and adversely affected.

     State Regulation

     State regulatory commissions have historically been responsible for regulating the rates, terms and conditions of intrastate public pay telephone and inmate telephone services. This has generally involved the setting of rate ceilings on service provided to end users of the payphone; establishing rates paid by competitive public pay telephone providers to the LEC's for lines and local/intraLATA services; imposing mandatory service and operational requirements and, in several cases, establishing an intrastate "dial-around" compensation or "set use fee" mechanism for payphone providers. These existing state regulatory rules are subject to significant revision at the state level, and the Company believes, although there can no assurances, that federal preemption of some aspects of these state regulations may occur on a prospective basis pursuant to the terms of the Telecom Act and the regulations adopted thereunder by the FCC. Moreover, state proceedings are now underway in virtually all jurisdictions addressing (i) tariff filings by the LECs to implement the requirements of Section 276 and the FCC rulings thereunder; and (ii) reviewing and revising state pay telephone rules to conform to the new federal requirements.

     To date, the degree to which state agencies regulate the types of services offered by the Company varies widely, from certain states which do not require any certification or authorization to operate within their borders, to other states that have prohibited non-LEC public pay telephone services entirely. In most states which permit such services, approval to operate in the state involves the submission of a certification application and an agreement by the Company to comply with the rules, regulations and reporting requirements of the state. The Company has directly or through contractual partners obtained the requisite regulatory approvals to provide public pay telephone, and where applicable, inmate telephone services, in all states in which the Company currently provides such services. All states except Connecticut have authorized pay telephone competition, and Connecticut is currently under an FCC decree to authorize payphone competition within its jurisdiction.

     A number of states such as Illinois, Iowa, Michigan, Wisconsin and Wyoming have increased their rate for local coin calls to $.35 and an increasing number of states are considering similar action. The Company cannot predict when or if such increases will be enacted by those states and how such action may ultimately be affected by the FCC's decision to deregulate such rates.

     The Company is also affected by state regulation of operator services, either directly with respect to operator services provided by the Company or indirectly through the impact upon the operator services providers utilized by the Company. Typically, state regulatory bodies have adopted intrastate provisions that are similar or identical to the regulations adopted by the FCC pursuant to the Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA"). These regulations address "branding", "posting" and "unblocking" requirements for public pay telephones, to which a significant number of states have also added rate regulation in the form of rate "ceilings", reporting requirements and restrictions on the handling of certain call categories (i.e., "0-"/"0+" intraLATA). The Company, or its designated carrier(s), have obtained the required intrastate operator service authorizations, including, where applicable, certificates of public convenience and necessity and approval or acceptance of tariffs in all jurisdictions in which the Company provides service. As with the future regulation of public pay telephone and inmate services, the scope and application of state regulatory requirements to operator services provided in a public pay telephone context remain uncertain, pending full and final implementation of Section 276 of the Telecom Act by the FCC.

     Federal Regulation

     Until recently, regulation of the public pay telephone and inmate telephone businesses at the federal level has not been as detailed or comprehensive as the state regulatory regimes described in the preceding section. The FCC, since
first   authorizing  the   registration  and   interconnection   of "instrument
implemented" public pay telephones in 1984, has primarily addressed issues of basic interconnection to the Public Switched Network for the provision of interstate telecommunications services from payphones, implementation of the provisions of TOCSIA involving "branding", "posting", "rate quoting", and "unblocking" access code dialing to all operator services providers from public pay telephones, establishment of "dial-around" compensation for interstate carrier access code calls from public pay telephones and the handling of general consumer complaints with regard to public pay telephone services.

     However, the Company believes that the passage of the Telecom Act and, specifically, Section 276 of the Act, marks a significant change in the form and scope of prospective federal regulation, or the forbearance from such regulation, for public pay telephone service and hence for providers of the service, including the Company. The Telecom Act defines "payphone service" to mean "the provision of public or semi-public pay telephones, the provision of inmate telephone service in correctional institutions, and any ancillary service." Section 276 of the Telecom Act charged the FCC with implementing rules that would: (i) create a standard regulatory scheme for all public pay telephone providers, including the RBOC public pay telephone operations; (ii) require removal by the RBOCs of their public pay telephone operations from their regulated books of account; (iii) prescribe certain safeguards to eliminate future discrimination or subsidization of RBOC public pay telephones; (iv) require "fair compensation" to all public pay telephone providers for all calls using public pay telephones (except for 911 emergencies and Telecommunications Relay Services for the hearing impaired); (v) provide the right for all pay telephone service providers, subject to existing and future contractual rights with the Location Owner, to select the provider for both intraLATA and interLATA network services; (vi) evaluate whether and how "public interest" pay telephones (which are public pay telephones that would not normally be placed in a location under purely competitive conditions but may be required for public policy reasons) should be maintained; and, ( vii) preempt state requirements that are inconsistent with these provisions.

     The FCC responded to Section 276's charge on November 8, 1996, when it issued its Final Order on reconsideration setting forth and affirming regulations set forth in the FCC's Report and Order dated September 20, 1996. In implementing Section 276, these orders establish, among other things, an interim dial-around compensation scheme for independent public payphone providers for both access code and 1-800 subscriber calls at a flat rate of $45.85 per pay telephone per month beginning November 6, 1996. This flat rate will be effective through October 6, 1997, at which time, compensation will begin on a per call basis at a rate of $0.35 per call or such other rate as may be negotiated by the pay telephone provider and the carriers. Effective October 1998, the compensation rate will track the local coin rate at each phone or such alternative rate as may be negotiated with the carrier(s).

     To further ensure that pay telephone providers are properly compensated, the FCC set forth a plan for the deregulation of local calling rates by October 6, 1997. Under the plan, local coin calling rates will be set by market forces rather than prospective regulation. The Order allows individual states to order deregulation prior to the October 1997 deadline or request a modification or exemption from deregulation upon a detailed showing in support of such request by the state. Although neither the Company nor the industry can predict exactly what will happen in such a deregulated environment, industry trends indicate that there should be a move by the public telephone operators toward increased local coin calling rates in states where deregulation is implemented. This trend is evidenced by the fact that five states (Iowa, Nebraska, Wyoming, Michigan, and South Dakota) have deregulated local coin calling rates and four of those five states now have market driven local coin calling rates of $0.35. In addition, Illinois and Wisconsin, although still under regulation, have also increased their local coin calling rates to $0.35 through approval of rate/tariff applications filed by pay telephone operators in such states.

     In order to discontinue the traditional interstate and intrastate payphone subsidies for LEC pay telephones from the regulated rate base operation of the LECs and eliminate future discrimination or subsidies in favor of RBOC pay telephone services, the FCC mandated nonstructural separations for all LEC pay telephone operations by April 15, 1997. LECs are also required to file interconnection plans with the FCC that discuss the manner in which compliance with the nondiscrimination and anti-cross subsidization requirements will be effectuated. As a further anti-discrimination measure, the Order specifically requires LECs to provide "coin lines" and associated services to all pay telephone providers on a basis equal to that provided by the LECs to their own pay telephone operations.

     Additional regulations under the Order include a provision authorizing independent pay telephone providers to select the intraLATA carrier and operator service provider ("OSP") of choice. This provision serves to preempt any state regulation requiring an independent pay telephone provider to send such calls to the LEC. For public safety reasons, 0- emergency calls must be routed to the LEC if a state requirement exists, but the states are not at liberty to require non-emergency 0- calls to be handled by the LEC. The Order also permits RBOCs to select the interLATA carrier and operator service provider to service their pay telephone operations. Such carrier selection is contingent upon FCC approval of each individual RBOC Comparably Efficient Plan. Finally, the Order states the neither the RBOCs nor anyone else may interfere with an enforceable agreement between a location provider and a pay telephone provider or carrier, regardless of the date of the contract.

     The Company has supported the introduction and passage of this payphone section of the Telecom Act, as well as the compensation aspects of the FCC rulings, and anticipates that the framework established by these new laws and regulations will address many of the fundamental regulatory/competitive problems that have plagued the public communications industry from its inception. While the Company believes that the Telecom Act could lead to enhanced financial performance by the Company, there can be no certainty of such an impact occurring, and the magnitude or timing of such impact, if any, remains subject to significant conjecture pending implementation of the FCC rules mandated by the Telecom Act, and the final outcome of the pending federal court appeal seeking to overturn aspects of the FCC rules. See "Business - Public Pay Telephone Industry Overview."

     In addition, while the Company believes the enactment and implementation of the payphone provisions of the Telecom Act will result in an overall improvement to the competitive environment in which the Company operates, the Company also recognizes the potential for increased competitive pressures from the RBOCs or other LECs that may be more aggressive in the largely deregulated mode provided for under the Telecom Act. The specific provisions of the FCC's rules addressing the selection of a long distance carrier for the RBOC payphones, the adequacy of the transfer valuation assigned to the RBOC payphone operations upon their removal from regulated rate base accounts and whether the precise "non-structural" safeguards applicable to the RBOCs and LECs are effective in eliminating cross subsidies and discrimination, will all significantly impact the level and scope of competition faced by the Company in the public pay telephone market in the future.

     Apart from the FCC proceedings to implement the provisions of the Telecom Act and the federal court appeals of the FCC's ruling, there remain pending other FCC matters that potentially affect the Company and its operations.

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

     The FCC has tentatively concluded that a nationwide BPP system for interstate operator assisted calls is in the public interest. However, substantial opposition to the BPP proposal has developed and the FCC has taken no final action to date. If this system were to be enacted, the Company could experience a reduction in the revenues it now receives on these calls and would, accordingly, be unable to pay commissions to location owners for the traffic. The FCC has requested and received public comment on the basic BPP proposal and on the issue of what compensation mechanisms for payphone providers would be necessary in a BPP environment. The proposal remains under consideration by the FCC, and the outcome is uncertain and will be influenced by implementation of the Telecom Act.

     In addition, the American Public Communications Council ("APCC"), of which the Company is a member, along with other telecommunications companies and trade associations, has filed with the FCC for implementation of a "rate ceiling" on interstate "0+" calls from public pay telephones as an alternative to the BPP proposal. Because the Company currently utilizes major carriers as the primary interstate operator service providers from the Company's public pay telephone base nationwide, implementation of a "rate ceiling" regulatory regime by the FCC does not appear to represent a serious financial risk to the Company. However, as with the underlying BPP proposal, the "rate ceiling" alternative is pending before the FCC, and the outcome remains uncertain, and will be influenced by implementation of the Telecom Act.

Employees

     As of December 31, 1996, the Company had approximately 461 employees, approximately 105 of whom were executive, administrative, accounting, sales or clerical personnel and approximately 356 of whom were installers, maintenance and repair personnel and coin collectors.

ITEM 2. PROPERTIES

     The Company's headquarters facility, which is owned by the Company, consists of a 68,000 square-foot building located at 2300 N.W. 89th Place, Miami, Florida.

     The Company maintains 22 service facilities which are linked to the Company's headquarters by computer. The Company considers its current facilities adequate for its business purposes.

ITEM 3. LEGAL PROCEEDINGS

     In December 1995, Cellular World, Inc. filed a complaint in Dade County Circuit Court against the Company and its subsidiary, PTC Cellular, Inc., alleging wrongful interference with Cellular World's advantageous business relationship with Alamo Rent-A-Car and alleged misappropriation of trade secrets concerning Cellular World's proprietary cellular car phone rental system equipment. Cellular World is seeking damages alleged to exceed $10.0 million. The Company believes the complaint is without merit and intends to vigorously contest and defend the action. Formal discovery is underway and no trial date has been set. Based upon the current status of the litigation, the Company is unable to predict the final outcome of the litigation.

     The Company is also subject to various ordinary and routine legal proceedings arising out of the conduct of its business. The Company does not believe that the ultimate disposition of these proceedings will have a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Price Range of Common Stock

     Effective November 13, 1996, the Common Stock of the Company, began trading on the American Stock Exchange under the symbol "PHO". Previously, the Company's stock was traded on the NASDAQ's National Market System and the SmallCap Market. The following table sets forth the high and low closing sales prices or the high and low bid prices per share of Common Stock as reported on the respective exchange and quotation systems for the periods indicated. Bid quotations represent prices between dealers and do not reflect mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                   High        Low
                                                 -------     -------

   Year ended December 31, 1996:

     First Quarter..........................      2.81        1.69
     Second Quarter.........................      4.25        2.31
     Third Quarter..........................      4.13        2.38
     Fourth Quarter.........................      4.50        2.75

                                                  High        Low
   Year ended December 31, 1995:

     First Quarter..........................     $5.38       $4.00
     Second Quarter.........................      5.13        3.88
     Third Quarter..........................      5.06        3.50
     Fourth Quarter.........................      4.00        2.13

     As of March 21, 1997, the Company had 506 shareholders of record.

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

                                                    Year Ended December  31,
                                     1996      1995     1994     1993     1992
                                   --------  -------- -------- -------- --------
                                     (in  thousands,  except per share  data)
Consolidated Statement of
   Operations Data:
Total revenues.................... $124,957  $138,391 $159,442 $117,005 $73,400
Costs and expenses:
  Telephone charges...............   39,091    48,716   67,656   39,409  22,888
  Commissions.....................   33,942    34,740   32,693   24,012  15,121
  Field service and collection....   20,204    23,382   21,334   13,760  10,013
  Depreciation and  amortization..   23,965    22,061   21,674   15,031  10,037
  Selling,  general and
    administrative................   12,367    11,859   14,580    8,998   7,310
  Loss from impairment of
    inmate assets.................     -        4,740     -         -      -
  Other...........................    (950)     6,177     -        -       -
                                    -------- --------- -------- -------- -------
Total costs and  expenses.........  128,619   151,675  157,937  101,210  65,369
                                    -------- --------- -------- -------- -------
  Operating (loss) profit.........   (3,662)  (13,284)   1,505   15,795   8,031
Other income and expenses:
  Interest........................   12,875    10,355    7,516    3,065   2,640
  Loss from operations of prepaid
    calling card and international
    telephone centers.............     -         -       1,816    1,730    -
  Gain (loss) on disposal of
    prepaid calling card and
    international telephone centers   (545)       566    3,690     -       -

                                    -------- --------- -------- -------- -------
Total other income and expenses,
  net.............................  12,330     10,921   13,022   4,795   2,640
                                    -------- --------- -------- -------- -------
(Loss)income from continuing
  operations before income taxes
  and extraordinary item.......... (15,992)   (24,205) (11,517) 11,000   5,391
Benefit from (provision for)
  income  taxes...................    -         1,738    4,405  (4,144) (1,943)
                                   ---------  -------- -------- ------- -------
Net(loss) income from continuing
  operations before extraordinary
  item............................ (15,992)   (22,467)  (7,112)  6,856   3,448
Loss from discontinued operations.    -       (12,066) (11,281) (1,514)   (192)
Extraordinary item, net...........    -        (3,327)    -       -       -
                                   -------- --------- -------- -------- -------
Net(loss) income..................$(15,992)  $(37,860)$(18,393) $5,342  $3,256
                                  ========   ======== ========  ======  ======
(Loss)income per common and
  common equivalent share from
  continuing operations...........$  (1.05)  $  (1.43) $  (.45) $  .47  $  .30
                                  ========   ======== ========  ======  ======
Net (loss) income per common
  and common equivalent share.....$  (1.05)  $  (2.38) $ (1.17) $  .37  $  .28
                                  ========   ======== ========  ======  ======
Net (loss) income per common
  share assuming full dilution....$  (1.05)  $  (2.38) $ (1.17) $  .37  $  .28
                                  ========   ======== ========  ======  ======
Weighted average number of
  outstanding shares of
  Common stock:
Primary...........................  16,188     16,091   15,713  14,479  11,633
Fully diluted.....................  16,188     16,091   15,713  14,517  11,686

EBITDA(2).........................$ 20,848   $  8,211  $17,673 $29,096 $18,068


                                                  December 31,
                                 -----------------------------------------------
                                   1996     1995 (1)   1994(1)  1993(1)  1992(1)
                                 --------  --------- --------- -------- --------
                                                 (In thousands)
Balance Sheet Data:
Working capital (deficit)......  $    376  $(3,700)  $ (2,421) $   673  $   690
Total assets...................   140,870  160,071    190,591  173,342   79,257
Total long-term debt and
  preferred stock(3)...........   116,309  116,463     98,301   75,262   32,376
Shareholders' equity...........    (4,294)  14,288     48,715   65,333   27,604









______________

(1) The selected financial data presented, as of and for each of the years in the five-year period ended December 31, 1996, have been derived from the consolidated financial statements of the Company. The consolidated financial statements for the years ended December 31, 1996 and 1995 were audited by Ernst & Young LLP, independent certified public accountants. The consolidated financial statements for the three years ended December 31, 1994, were audited by Price Waterhouse LLP.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the year ended December 31, 1996 to the year ended December 31, 1995 and the year ended December 31, 1995 to the year ended December 31, 1994, and should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K. See
Item 1, "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

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

On October 9, 1995, the Company sold a portion of its inmate telephone operations for approximately $1.7 million (see Note 1 to the accompanying consolidated financial statements). During the third quarter of 1995, the Company decided to retain the remaining portion of its inmate telephone operations. This decision is a result of the Company's belief that the remaining operations can contribute to the cash flow and operating results of the Company. The accompanying consolidated financial statements present the inmate telephone operations as part of continuing operations.

On November 13, 1995, the Company sold its cellular telephone operations for approximately $6.0 million (see Note 17 to the accompanying consolidated financial statements). The results of operations and loss on disposal are included in the consolidated financial statements as discontinued operations.

The financial results discussed below relate to continuing operations which consist primarily of the public pay and inmate telephone businesses.

                                                       Percent Period-to-Period
                                                           Increase (Decrease)
                             Percentage of Total Revenues  --------------------
                                Year Ended December 31,      1996        1995
                            -----------------------------  Compared    Compared
                             1996       1995      1994     to 1995      to 1994
                            -------    -------   -------  -----------  ---------
Revenues
  Coin calls...............   61.9%     56.6%     49.8%      (1.2)%      (1.3)%
  Non-coin calls...........   38.1      43.3      48.9      (20.6)      (23.2)
  Service and other........     -        0.1       1.0     (100.0)      (92.4)
  Gain on sale of assets...     -         -        0.3        -        (100.0)
                            -------    -------   -------
    Total revenues.........  100.0     100.0     100.0       (9.7)      (13.2)
Costs and expenses
  Telephone charges........   31.3      35.2      42.4      (19.8)      (28.0)
   Commissions.............   27.1      25.1      20.5       (2.3)        6.3
   Field service and
     collection............   16.2      16.9      13.4      (13.6)        9.6
   Depreciation and
     amortization..........   19.2      15.9      13.6        8.6         1.8
   Selling, general and
     administrative........    9.9       8.6       9.2        4.3       (18.7)
   Loss from impairment
     of inmate assets......     -        3.4       -       (100.0)     (100.0)
     Other ................   (0.8)      4.5       -       (115.4)     (100.0)
                            -------    -------   -------
Total costs and expenses...  102.9     109.6      99.1      (15.2)       (4.0)
Operating loss (profit)....   (2.9)     (9.6)      0.9      (72.4)     (982.7)
Other income and expenses:
   Interest ...............   10.3       7.5       4.7      (25.3)       37.8
   Loss from operations
     of prepaid calling
     card and international
     telephone centers.....     -         -       1.1         -        (100.0)
   (Gain) loss on disposal
     of prepaid calling card
     and international
     telephone centers.....   (0.4)      0.4      2.3      (196.3)      (84.7)
                            -------    -------   -------
     Total other income and
     expenses, net.........    9.9       7.9      8.1       (12.9)      (16.1)
                            -------    -------   -------
(Loss) income from continuing
   operations before income
   taxes and extraordinary
   item....................  (12.8)    (17.5)   (7.2)       (33.9)      110.2
Benefit from (provision
   for) income taxes.......     -        1.3     2.7       (100.0)       39.5
                            -------    -------  -------
Net (loss) income from
   continuing operations
   before extraordinary item (12.8)%   (16.2)%  (4.5)%      (28.8)     (215.9)
                            =======    =======  =======
EBITDA.....................   16.7 %     5.9 %  11.1 %      153.9       (53.5)

Revenues

     The Company primarily derives its revenues from coin and non-coin calls. Coin revenue represented approximately 61.9%, 56.6% and 49.8% of total revenues from continuing operations for the years ended December 31, 1996, 1995 and 1994, respectively. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue decreased 1.2% to $77.4 million in 1996 as compared to 1995. The Company's average installed public pay telephone base was approximately 38,400 phones and approximately 39,200 phones for the years ended December 31, 1996 and 1995, respectively. Coin revenue on a per phone basis increased by approximately 1.0% for the year ended December 31, 1996, as compared to 1995.

The Company believes that this increase can be attributed, in part, to emphasis on maintenance programs which have improved the up-time of the Company's phones, the implementation and promotion of new coin calling programs and the Company's continued efforts to remove low revenue phones. Coin revenue decreased by 1.2% to approximately $78.4 million in 1995 as compared to $79.4 million in 1994. Although the Company's installed public pay telephone base increased to an average of 39,200 phones in 1995 compared to 38,000 phones in 1994, coin revenue on a per phone basis decreased approximately 4.3% in 1995 when compared to 1994.

     While the Company is currently experiencing positive trends in coin revenue on a per phone basis, the Company believes that the number of coin calls made at its public pay telephones may remain flat or decrease over time. The Company believes that, among other things, the decrease will primarily result from the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and the operation of more public pay telephones in closer proximity to the Company's telephones. The Company also believes that these decreases may be offset, over time, by increases in local coin call rates as a result of potential regulatory changes, although there can be no assurances.

     On November 8, 1996, the Federal Communications Commission (the "FCC") issued its final order on reconsideration (the "Order") setting forth and affirming regulations implementing Section 276 of the Federal Telecommunications Act of 1996, previously issued on September 20, 1996. As a result of an appeal of the Order, the ultimate implementation and details of the Order are subject to the outcome of an action pending before the United States Court of Appeals for the District of Columbia. See "Business - Public Pay Telephone Industry Overview" and "Business - Regulation". The regulations in the Order, among other things, set forth a plan for the deregulation of local coin calling rates by October 1997. The Order allows states to request modification or exemption from such deregulation upon a detailed showing in support of such request by the state. Although neither the Company nor the industry can predict exactly what will happen in such a deregulated environment, trends indicate that there should be a move by the public pay telephone operators toward increased local coin calling rates in states where deregulation is implemented. This trend is evidenced by the fact that five states (Iowa, Nebraska, Wyoming, Michigan and South Dakota) have deregulated local coin calling rates and four of those five states now have market based local coin calling rates of $0.35. In addition, Illinois and Wisconsin, although still under regulation, have also increased their local coin calling rates to $0.35 through approval of rate/tariff applications filed by pay telephone operators in such states.

     Non-coin revenue is derived from calling card calls, credit card calls, collect calls and third-party billed calls placed from the Company's public pay telephones and inmate telephones. During the second quarter of 1995, the Company signed a contract with AT&T to act as its primary national operator service provider. Prior to the execution of this agreement, non-coin calls were routed through the Company's private label operator service program. The Company uses its private label operator service or a third-party operator service provider based on which service the Company believes nets it the highest gross margin from the call. The Company records as revenue the total amount the end user pays for the call (net of taxes) when the call is completed through the Company's private label operator service. In contrast, when the call is completed through the third-party operator service provider, the Company records as revenue the amount it receives from the third-party operator service provider which represents a negotiated percentage of the total amount the caller pays for the call. In May 1996, AT&T began paying a specified per call amount for interLATA
(800) dial-around calls as opposed to a percentage of the revenue generated by those calls. The Company estimates that the impact on non-coin revenue of the change in the compensation structure under the AT&T contract was approximately $3.7 million for the year ended December 31, 1996.

     In addition to the change in compensation under the AT&T contract, the Company is continuing to experience a shift in call traffic from 0+ calls, for which the Company receives a percentage of the revenue generated by those calls, to access code calls for which the Company receives a flat rate per phone or per call compensation amount. Due to aggressive advertising campaigns by long-distance companies promoting the use of access code calls, the Company believes that the decrease in non-coin revenue due to the changes in call traffic patterns is likely to continue. The Company believes that this decrease in non-coin revenue will be offset by changes in the amount of compensation received by the Company for such calls, as required under the FCC Order. Under the Order, in addition to the change in compensation received by the Company for access code calls, the Company will also begin receiving compensation for (800) subscriber calls. The Order mandates dial-around compensation to public pay telephone providers for both access code and (800) subscriber calls at a flat-rate of $45.85 per pay telephone per month beginning November 6, 1996. This flat rate will be effective through October 6, 1997, at which time, compensation will begin on a per call basis at a rate of $0.35 per call or such other rate negotiated by the pay telephone provider and the carriers. The Company estimates the impact of this flat-rate compensation on the Company's earnings before interest, taxes, depreciation and amortization, subject to possible changes resulting from the appeal of the Order, to be in excess of $12 million on an annualized basis.

     Non-coin revenue represented approximately 38.1%, 43.3.% and 48.9% of total revenues from continuing operations in 1996, 1995, and 1994, respectively. Revenue from non-coin calls decreased by 20.6% to $47.6 million, compared to 1995. Non-coin revenue decreased by approximately 23.2% to $59.9 million in 1995 as compared to 1994. These decreases are primary attributable to: (i) the method of recording revenue for certain non-coin calls as a result of the change to AT&T as the Company's primary national operator service provider; (ii) the change in the Company's compensation structure under the AT&T contract; and
(iii) the decrease in the number of inmate telephone lines operated by the Company.

     During 1996, 1995 and 1994, the Company operated approximately 2,000, 3,000 and 4,000 inmate telephone lines, respectively.

Operating Expenses

     Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges paid to LECs which include costs of basic service and transport of local coin calls, long-distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to Property Owners for revenues generated by public pay telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipt and certain other taxes, corporate travel and entertainment and various other expenses. Total operating expenses were approximately 84.5%, 85.8% and 85.5% of total revenues from continuing operations for the years ended December 31, 1996, 1995 and 1994, respectively.

     The switch by the Company to a third-party operator service resulted in a decreased revenue base due to the method of recording revenue for calls made through that service as compared to calls placed through the Company's private label operator service program (see above). As a result, certain operating expenses as a percentage of revenues increased in 1996 compared to the same periods in 1995 and 1994.

     Telephone charges decreased as a percentage of total revenues from continuing operations to 31.3% for the year ended December 31, 1996, compared to 35.2% for the same period in 1995. Telephone charges were approximately 42.4% of total revenue for 1994. The decrease in telephone charges is primarily a result of regulatory changes and competition within the local intraLATA service market which began in the third quarter of 1995. Telephone charges for 1995 include approximately $1.0 million of additional bad debt reserves related to both the inmate and pay telephone operations.

     In addition to the items previously noted, the decrease in telephone charges for the years ended December 31, 1996 and 1995 can also be attributed to a decline in the number of calls placed through the Company's private label operator service program. The Company paid the costs incurred to transmit, bill, collect and validate the call when the call was completed through its private label operator services. In contrast, the Company incurred no such costs when a third-party operator service provider completed the call. Telephone charges for 1995 include a reduction of interexchange carrier expenses related to the settlement with a service provider for certain billing errors and underpayment of operator service revenue of approximately $1.3 million which was partially off set by the $1.0 million of bad debt reserves noted above. In addition, telephone charges for 1994 include a charge of approximately $1.6 million related to reserves for refund claims due from certain vendors and approximately $0.6 million of one time income adjustments for a signing bonus and volume discounts.

     Commissions as a percentage of total revenues from continuing operations were approximately 27.2%, 25.1% and 20.5% for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in commissions as a percentage of revenues in 1996 and 1995 was primarily attributable to: (i) the reduced revenue base due to the method of recording revenue for certain non-coin calls as a result of the change to AT&T as the Company's primary national operator service provider; (ii) higher commission rates paid in connection with the Atlanta Hartsfield International Airport account; (iii) higher commission rates for new and renewed contracts due to increasing competition in the public pay telephone and inmate telephone markets.

     Field service and collection expenses as a percentage of total revenues from continuing operations was 16.2% in 1996, 16.9% in 1995 and 13.4% in 1994. As expected, field service and collection expenses as a percentage of revenue from continuing operations remained relatively consistent in 1996 as compared to 1995. The 1995 increase in field service and collection expense as compared to 1994 was primarily attributable to: (i) the reduction in revenue as a result of the Company's switch to a third-party operator service provider; (ii) approximately $1.7 million recorded for inventory obsolescence reserves; and,
(iii) expenses incurred by the Company for a refurbishing program undertaken to improve the condition of the Company's public pay telephones. The Company currently expects that field service and collection expenses, will remain relatively constant or may decrease slightly over the next twelve months, as a percentage of revenues. Selling, general and administrative expenses remained relatively consistent at $12.4 million and $11.9 million for the years ended December 31, 1996 and 1995, versus $14.6 million in 1994. The decrease in selling, general and administrative expenses in 1995 was primarily attributable to the cost reduction plan and reengineering efforts commenced by the Company in 1994. In 1994, selling, general and administrative expenses included approximately $1.6 million in non-recurring charges which included, among other things, amounts incurred for settling disputes and claims, severance costs, lease termination charges, and costs related to a terminated merger.

Depreciation

     Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using five-year and ten- year useful lives for inmate and public pay telephone equipment, respectively. Amortization is primarily based on acquisition costs, including location contracts, goodwill and non-competition provisions, and is calculated on a straight-line method using estimated useful lives ranging from five to twenty years. Depreciation and amortization increased to $24.0 million in 1996 from $22.1 million in 1995 and $21.7 million in 1994. The increase in depreciation and amortization is primarily attributable to the revision of the depreciation and amortization policy for certain inmate assets beginning January 1, 1996. Based on increased competition and certain other changes within the inmate telephone industry, the Company reduced the useful lives of various inmate assets to five years. As a result of this change in accounting estimate, depreciation and amortization expense increased approximately $1.3 million for the year ended December 31, 1996.

Provision for Impairment of Inmate Assets

     During the third quarter of 1995, the Company made a decision to retain the remaining portion of its inmate telephone operations. The Company's 1994 results included approximately $4.0 million for the anticipated loss on disposal and $0.1 million for the anticipated operating losses from January 1, 1995 through disposition. The inmate division's actual operating losses for the period it was accounted for as discontinued operations were $0.1 million. In 1995, the $4.0 million accrual for loss on disposal was reversed in discontinued operations and recorded in continuing operations as an impairment of assets. Also included in the 1995 results of operations is approximately $0.4 million for the loss on disposal of a portion of the inmate telephone business and a $0.4 million write-off of intangible assets associated with contracts not renewed by the Company. No such items were recorded in 1996.

Other

     Other expense for the year ended December 31, 1996 includes approximately $0.6 million of severance obligations incurred under employment agreements with certain key executives offset by amounts received in connection with the settlement of outstanding litigation. In 1995, other expenses included approximately $0.9 million incurred in connection with the settlement of a lawsuit brought by two shareholders against the Company, approximately $0.6 million of losses for the Company's equity interest in an unconsolidated affiliate, approximately $1.4 million for the settlement of an employment contract with a former officer and approximately $3.2 million of reserves for potentially uncollectible loans receivable from certain officers (see Note 18 to the accompanying consolidated financial statements). No such expenses were incurred in 1994.

Operating (Loss) Profit

     Operating (loss) profit for the years ended December 31, 1996, 1995 and 1994 were approximately $(3.7) million, $(13.3) million and $1.5 million, respectively.

Interest

     Interest expense increased approximately $2.5 million to $12.9 million in 1996 as compared to 1995. Interest expense in 1994 was approximately $7.5 million. This increase in 1996 and 1995 is primarily attributable to the higher interest rate on the Company's $100.0 million of Senior Notes as compared with the rates in effect on the Company's line of credit outstanding for 1994 and the first half of 1995 and the inclusion of interest expense in continuing operations previously allocated to the Company's operations.

(Gain) Loss on Disposal of Prepaid Calling Card and International Telephone Centers

     The year ended December 31, 1996 includes a gain on disposal of prepaid calling card and international telephone centers of approximately $0.3 million received in connection with the sale of the Company's international telephone center operations and approximately $0.3 million recognized in connection with the merger of Global Link Teleco Corporation and Global Telecommunications Solutions, Inc. (see Note 16 to the accompanying consolidated financial statements).

     In 1995, loss on disposal of prepaid calling card and international telephone centers includes the write-off of approximately $1.1 million of accounts receivable related to the Company's prepaid calling card business offset by $0.5 million received in connection with the Company's sale of its international telephone center operations.

Provision for Income Taxes

     The  Company's  benefit  from income  taxes  decreased  approximately  $1.7 million for the year ended December 31, 1996, compared to the same period in 1995. This decrease is primarily attributable to the fact that for 1996, the Company recorded valuation allowances for 100% of the deferred tax assets generated from operating losses. The Company records valuation allowances for deferred tax assets which may not be realized in future periods. The Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $7.4 million for the year ended December 31, 1996.

     During 1995, the Company recorded approximately $1.7 million in income tax benefits. Approximately $1.5 million of these tax benefits relate to the provision for impairment of inmate assets which, in 1995, was reversed in discontinued operations and recorded in continuing operations. This benefit was previously reflected in discontinued operations and recorded in December 1994. During 1995, the Company recorded deferred tax asset valuation allowances of approximately $12.0 million.

Net (Loss) Income from Continuing Operations before Extraordinary Item

     The Company had a net loss from continuing operations before extraordinary item of approximately $16.0 million in 1996 compared to a net loss from continuing operations before extraordinary item of approximately $22.5 million in 1995 and net loss from continuing operations before extraordinary item of approximately $7.1 million in 1994.

Extraordinary Loss

     As a result of debt modifications during 1995, the Company recorded extraordinary losses from the write-off of deferred financing costs associated with the early extinguishment of debt of approximately $5.0 million, before the related income tax benefit of approximately $1.7 million. There were no such transactions in 1996 or 1994.

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

     EBITDA was approximately $20.8 million for the year ended December 31, 1996 an increase of approximately $12.6 million as compared to 1995. The increase in EBITDA as compared to the prior year is primarily a result of certain one time income and expense items recorded in 1995. This variance is related to the following: (i) a $4.7 million provision for the impairment of assets of the inmate telephone business; (ii) approximately $3.2 million of reserves related to officer loans receivables; (iii) approximately $1.4 million related to the settlement of an officer employment agreement; (iv) the write-off of approximately $1.1 million of accounts receivable related to the prepaid calling card business; (v) approximately $0.9 million for the settlement of the shareholders' lawsuit; (vi) adjustments recorded for bad debt and inventory obsolescence as discussed above; and, (vii) the increase in commission expenses offset by decreases in telephone charges noted above.

     EBITDA from continuing operations decreased by $9.5 million in 1995 to $8.2 million compared to 1994. The decrease was primarily attributed to approximately $3.8 million of non-recurring charges which include the $1.4 million of non-recurring telephone charges and the $1.7 million of non-recurring charges in selling, general and administrative expenses discussed above. EBITDA also included approximately $1.8 million of losses related to the operations of the prepaid calling card and international telephone center business and a provision of approximately $3.7 million for the estimated impairment of asset value and losses from January 1, 1995 through the divestiture date. The calculation of EBITDA does not reflect adjustments for interest, depreciation and amortization included within the Loss from operations of prepaid calling card and international telephone centers and the Loss on disposal of prepaid calling card and international telephone centers as presented in the accompanying financial statements.

Liquidity and Capital Resources

     During the year ended December 31, 1996, the Company financed its operations from operating cash flow and net proceeds received in July 1995 from the issuance of $100.0 million of Senior Notes due 2002 (the "Senior Notes") and $15.0 million of Cumulative Convertible Preferred Stock (the "Preferred Stock"). The Company's operating cash flow was $5.3 million compared to $10.8 million in 1995 and $(0.9) million in 1994.

     The Company's working capital was approximately $0.4 million, with a current ratio of 1.0 to 1, at December 31, 1996. This is compared to a working capital deficit of $3.7 million and a current ratio of .87 to 1 at December 31, 1995. The change in the Company's working capital is primarily a result of increases in certain accounts receivable balances related to the new FCC dial-around compensation and other non-coin revenues.

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

     During April 1996, the Company amended the New Credit Facility reducing the amount available to borrow to $10.0 million and the financial covenants, among other things. In March 1997, the Company executed a third amendment to the new Credit Facility with the Bank increasing the amount available to $20.0 million and modifying certain of the financial covenants. All outstanding balances are due in full in 2002, and interest is payable monthly for loans based on prime rate and quarterly for loans based on the LIBOR rate. As of December 31, 1996, the Company was in compliance with the financial covenants and had no amounts borrowed under the new Credit Facility.

     In March 1997, the Company's shareholders approved an increase to the number of authorized shares of the Company's Common Stock to 75 million shares.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Financial Statements and Schedules

                                                               PAGE NUMBERS

Reports of Independent
 Certified Public Accountants.............................          36-38

Consolidated Balance Sheets for
 December 31, 1996 and 1995...............................          39

Consolidated Statements of Operations for the
 years ended December 31, 1996, 1995 and 1994.............          40

Consolidated Statements of Shareholders' Equity
 for the years ended December 31, 1996,
 1995 and 1994............................................          41-42

Consolidated Statements of Cash Flows for the
  years ended December 31, 1996, 1995 and 1994............          43-44

Notes to Consolidated Financial Statements................          45-66

SCHEDULES:

II - Valuation and Qualifying Accounts and Reserves.......          67

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders'
Peoples Telephone Company, Inc.


We have audited the consolidated balance sheets of Peoples Telephone Company, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. Our audit also included the financial statement schedule for the years ended December 31, 1996 and 1995 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Telephone Company, Inc. at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1996 and 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                              ERNST & YOUNG LLP

Miami, Florida
March 3, 1997, except the third paragraph of Note 6, as to which the date is March 26, 1997.

               Report of Independent Certified Public Accountants




To the Board of Directors and Shareholders' of Peoples Telephone Company, Inc.

In our opinion, the consolidated financial statements as of December 31, 1994 and for the year ended December 31, 1994 listed in the accompanying index present fairly, in all material respects, the financial position of Peoples Telephone Company, Inc. and its subsidiaries (the Company) at December 31, 1994 and the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Peoples Telephone Company, Inc. and its subsidiaries for any period subsequent to December 31, 1994.

The accompanying financial statements as of December 31, 1994 and for the year ended December 31, 1994 have been prepared assuming the Company will continue as a going concern. The Company's failure to make an April 1995 payment due on a promissory note and the restatement of the Company's first quarter 1994 financial statements on Form 10-Q has caused a default under the Company's revolving line of credit and under the Company's mortgage note agreement. The Company obtained from the lenders a waiver of default related to its first quarter 1994 restatement and subject to certain conditions being met by the Company by June 30, 1995, obtained a waiver of default arising from its failure to make the April 1995 payment on a promissory note. With respect to its mortgage note agreement, the Company obtained a waiver subject to the condition that on or before the earlier of one day after the closing of the Senior Note offering or August 31, 1995 the mortgage note and all other obligations owed the mortgage lender be paid in full. In the event the conditions are not satisfied by their prescribed dates, the waivers would be withdrawn, an event of default under the revolving line of credit and the mortgage note agreement would exist and the lenders would have the right to call the loans. Also, should the Company satisfy the aforementioned conditions by the prescribed dates, the Company's remaining balance of its revolving line of credit is due in full on May 31, 1996. The Company is in the process of offering under an exemption from the registration requirements of the Securities Act of 1933, $100 million of Senior Notes due 2002; the proceeds of which, if such offering is successful, together with a proposed $40 million credit agreement, will be used to repay the outstanding balance of the other line of credit, the promissory notes and the mortgage note. As a result, a substantial doubt arises about the Company's ability to continue as a going concern. The accompanying financial statements as of December 31, 1994 and for the year ended December 31, 1994 do not include any adjustments that might result from the outcome of this uncertainty.

A complaint has been filed against the Company and certain officers on May 25, 1994 and amended May 26, 1995, which alleges violation of certain federal securities laws through the issuance of false and misleading statements regarding a failed merger. The complaint seeks class action certification as well as compensatory damages. In addition the aforementioned promissory note holder has asserted certain other claims against the Company. At the present time, the litigation matters are in the preliminary stage and management, on the advice of legal counsel, is presently unable to predict the ultimate outcome of the litigation. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements as of December 31, 1994 and for the year ended December 31, 1994.


PRICE WATERHOUSE LLP

Miami,  Florida

March 28, 1995, except as to the second paragraph of Note 18 (except for the statements related to Messrs. Rubin, Hanft and Frank resignations), and the matters discussed in the second and third paragraphs of this report, which are as of May 31, 1995.


                         PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                              December 31,
                                                        ------------------------
              Assets                                      1996           1995
                                                        --------      ----------
Current assets
  Cash and cash equivalents..........................   $ 12,556       $ 12,366
  Accounts receivable, net of allowance for doubtful
   accounts of $4,361 in 1996 and $5,108 in 1995.....     11,598          7,500
  Inventory..........................................      2,412          1,990
  Prepaid expenses  and other current assets.........      2,665          3,764
                                                        ---------      ---------
      Total current assets...........................     29,231         25,620
Property and equipment, net..........................     65,067         78,201
Location contracts, net..............................     27,465         29,270
Goodwill, net........................................      5,660          8,904
Intangible assets, net...............................      1,768          2,620
Deferred income taxes................................      3,407          3,407
Investment in unconsolidated affiliate...............      1,662          3,736
Other assets, net....................................      6,610          8,313
                                                        ---------      ---------
     Total assets....................................   $140,870       $160,071
                                                        ========       ========
   Liabilities and Shareholders' Equity
Current liabilities
  Notes payable and current maturities of long-term
   debt..............................................   $    548       $    506
  Current portion of obligations under capital leases        952          1,156
  Accounts payable and accrued expenses..............     19,240         19,603
  Accrued interest payable...........................      5,697          5,603
  Income and other taxes payable.....................      2,418          2,452
                                                        ---------      ---------
     Total current liabilities.......................     28,855         29,320
Notes payable and long-term debt.....................    100,657        101,259
Obligations under capital leases.....................        573          1,318
                                                        ---------      ---------
     Total liabilities...............................    130,085        131,897
                                                        ---------      ---------
Commitments and contingencies (Notes 14 and 15)......       -              -
Preferred Stock
  Cumulative convertible preferred stock Series C,
    $.01 par value; 160 shares authorized; 150 shares
    issued and outstanding, $100 per share liquidation
    value............................................     13,556         13,413
  Preferred stock dividends payable .................      1,523            473
                                                        ---------      ---------
      Total preferred stock..........................     15,079         13,886
Shareholders' equity
  Preferred stock; $.01 par value; 4,140 shares
    authorized; none issued and outstanding...........      -              -
  Convertible preferred stock; Series B, $.01 par value;
    600 shares  authorized; none issued and outstanding.    -              -
  Common stock; $.01 par value; 25,000 shares authorized;
   16,195 in 1996 and 16,108 in 1995 shares issued and
   outstanding.........................................      162            161
  Capital in excess of par value.......................   60,453         61,573
  Accumulated deficit .................................  (63,438)       (47,446)
  Unrealized loss on investments.......................   (1,471)          -
                                                        ---------      ---------
     Total shareholders' equity........................   (4,294)        14,288
                                                        ---------      ---------
     Total liabilities and shareholders' equity........ $140,870       $160,071
                                                        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                       For the year ended
                                                          December 31,
                                                  -----------------------------
                                                    1996       1995      1994
                                                  -------   --------  ---------
Revenues
  Coin calls ..................................   $ 77,389  $ 78,353   $ 79,392
  Non-coin calls...............................     47,568    59,916     77,994
  Service and other............................       -          122      1,615
  Gain on sale of asset........................       -         -           441
                                                  --------  --------  ---------
     Total revenues............................    124,957   138,391    159,442

Costs and expenses
  Telephone charges............................     39,091    48,716     67,656
  Commissions..................................     33,942    34,740     32,693
  Field service and collection.................     20,204    23,382     21,334
  Depreciation and amortization................     23,965    22,061     21,674
  Selling, general and administrative..........     12,367    11,859     14,580
  Loss from impairment of inmate assets........       -        4,740       -
  Other........................................      (950)     6,177       -
                                                  --------   --------  ---------
      Total costs and expenses.................    128,619   151,675    157,937
                                                  --------  --------  ---------
  Operating (loss) profit......................     (3,662)  (13,284)     1,505
Other (income) and expenses:
  Interest.....................................     12,875    10,355      7,516

  Loss from operations of prepaid calling
    card and international telephone centers...       -         -         1,816
 (Gain) loss on disposal of prepaid calling card
    and international telephone centers........      (545)       566      3,690
                                                  --------   --------  ---------
     Total other income and expenses...........    12,330     10,921     13,022
                                                 --------   --------  ---------
Loss from continuing operations
  before income taxes and extraordinary item...   (15,992)   (24,205)   (11,517)
Benefit from income taxes .....................      -         1,738      4,405
                                                  --------   --------  ---------
Net loss from continuing operations before
    extraordinary item.........................   (15,992)   (22,467)    (7,112)
                                                  --------   --------  ---------
Discontinued operations
    Loss from operations, net of income tax
      benefit of $2,293........................      -          -        (3,961)
    Loss on disposition, including an income tax
      provision of $(1,521) in 1995 and $(1,885)
       in 1994 .................................     -      (12,066)     (7,320)
                                                  --------   --------  ---------
    Loss  from discontinued operations..........     -      (12,066)    (11,281)
Extraordinary loss from extinguishment of debt,
     net of income tax benefit of $1,737........     -       (3,327)       -
                                                  --------   --------  ---------
    Net loss.................................... $(15,992) $(37,860)   $(18,393)
                                                 ========  =========   =========
Primary and fully diluted earnings per share
 Loss from continuing operations................ $  (1.05) $  (1.43)   $   (.45)
 Loss from discontinued operations..............      -       ( .75)       (.72)
 Extraordinary loss, net........................      -        (.20)        -
                                                  --------   --------  ---------
   Net loss..................................... $  (1.05) $  (2.38)   $  (1.17)
                                                 ========= =========   =========
Weighted average common and common
   equivalent shares outstanding................   16,188    16,091      15,713
                                                 ========= =========   =========
Weighted average common shares outstanding
   assuming full dilution.......................   16,188    16,091      15,713
                                                 ========= =========   ==-======


The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH DECEMBER 31, 1996
                      (in thousands, except per share data)
                                                                      Retained
                                                          Capital     Earnings
                                              Common     in Excess (Accumulated
                                               Stock     Par  Value   Deficit)
                                            ---------   ----------- ------------
Balance at January 1, 1994................  $   155      $  56,371    $  8,807
                                            =========    =========== ==========
Exercise of 150 warrants at $3.17
 per share................................        2            473        -
Exercise of 177 options at $2.67-
 $7.83 per share..........................        2            829        -
Cancellation of 54 shares relating
 to prior acquisitions....................       (1)          (499)       -
Tax adjustment related to exercising
 options..................................        -             255       -
Adjustment for issuance of warrants
 to a bank................................        -           2,520       -
Officer and director notes
 receivable...............................        -          (1,806)      -
Net loss for the year.....................        -            -       (18,393)
                                            ---------   ------------ ----------
Balance at December 31, 1994..............  $   158     $   58,143    $ (9,586)
                                            =========   ============ ==========
Exercise of 93 options at $2.00-
 $3.59 per share..........................        1            306        -
Issuance of 224 shares for prior
 acquisitions.............................        2          1,302        -
Series C preferred stock dividends
 accrued..................................        -           (473)       -
Preferred stock issuance cost and
 warrant accretion........................        -            (69)       -
Issuance of 275 preferred stock
 warrants.................................        -            558        -
Write-off of Officer and Director
 notes receivable.........................        -          1,806        -
Net loss for the year.....................        -           -        (37,860)
                                            ----------    ----------- ---------
Balance at December 31, 1995..............  $   161      $  61,573    $(47,446)
                                            =========    ============ =========
Issuance of 22 shares for prior
 acquisitions.............................        1             74        -
Series C preferred stock dividends
 accrued..................................        -         (1,050)       -
Preferred stock issuance cost and
 warrant accretion........................        -           (144)       -
Unrealized loss on investments............        -           -           -
Net loss for the year.....................        -           -        (15,992)
                                            ---------   ------------ ----------
Balance at December 31, 1996..............  $   162      $  60,453   $ (63,438)
                                            =========    =========== ==========

                                           Unrealized
                                            Loss on
                                           Investments    Total
                                          -------------  --------
Balance at January 1, 1994...............  $     -       $ 65,333
                                            =========    =========
Exercise of 150 warrants at $3.17
 per share...............................        -            475
Exercise of 177 options at $2.67-
 $7.83 per share.........................        -            831
Cancellation of 54 shares relating
 to prior acquisitions...................        -           (500)
Tax adjustment related to exercising
 options.................................        -            255
Adjustment for issuance of warrants
 to a bank...............................        -          2,520
Officer and director notes
 receivable..............................        -         (1,806)
Net loss for the year....................        -        (18,393)
                                            ----------   ----------
Balance at December 31, 1994.............   $    -       $ 48,715
                                            ==========   ==========
Exercise of 93 options at $2.00-
 $3.59 per share.........................        -            307
Issuance of 224 shares for prior
 acquisitions............................        -          1,304
Series C preferred stock dividends
 accrued.................................        -           (473)
Preferred stock issuance cost and
 warrant accretion.......................        -            (69)
Issuance of 275 preferred stock
 warrants................................        -            558
Write-off of Officer and Director
 notes receivable........................        -          1,806
Net loss for the year....................        -        (37,860)
                                           ----------   -----------
Balance at December 31, 1995.............  $     -      $  14,288
                                            =========   ===========
Issuance of 22 shares for prior
 acquisitions............................       -              75
Series C preferred stock dividends
 accrued.................................       -          (1,050)
Preferred stock issuance cost and
 warrant accretion.......................       -             (144)
Unrealized loss on investments...........     (1,471)       (1,471)
Net loss for the year....................       -          (15,992)
                                            ---------   -----------
Balance at December 31, 1996.............   $ (1,471)   $  (4,294)
                                            =========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     For the year ended
                                                         December 31,
                                                --------------------------------
                                                  1996       1995       1994
                                                --------  ---------  -----------
Cash flows from operating activities
  Net loss..................................... $(15,992) $(37,860)  $(18,393)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization.............   23,965    22,061     21,674
     Amortization of deferred financing costs..      906       390        848
     Deferred income taxes.....................      -      (1,954)    (4,405)
     Extraordinary loss on debt extinguishment.      -       5,064       -
     Equity in losses of unconsolidated
     affiliate.................................      -         621       -
     (Gain) loss on disposition of assets, net.     (545)   15,906      8,585
     Write-off of officer and director
      receivables..............................      -       3,555       -
     Changes in operating assets and liabilities,
        excluding the effect of acquisitions:
       Decrease (increase) in accounts receivable,
        net....................................   (3,981)    7,335       (736)
       Decrease (increase) in inventory........     (623)    1,004     (1,039)
       Decrease (increase) in prepaid expenses
        and other current assets...............     (407)    1,156        (93)
       Decrease (increase) in other assets.....      636     2,694     (4,871)
       Increase (decrease) in accounts payable
         and accrued expenses..................    1,249    (6,859)    (2,579)
       Increase in accrued interest payable....       94     4,542        528
       (Decrease) increase in income and other
         taxes payable.........................      (34)     (239)     1,909
       Decrease in minority interest...........      -         -         (275)
       Net effect of discontinued operations
         and assets held for sale..............      -      (6,579)    (2,030)
                                                 --------  --------   ---------
       Net cash provided by  (used in)
         operating activities..................    5,268    10,837       (877)
                                                 --------  --------   ---------
Cash flows from investing activities
  Property and equipment additions.............   (2,138)   (5,189)   (10,992)
  Proceeds from property and equipment sales...    2,229     3,595      3,049
  Payments for acquisitions and certain
    contracts..................................   (3,436)   (1,505)   (16,162)
  Increase in investment in unconsolidated
    affiliate..................................     -          127       -
  Contributions to joint ventures..............     -         -          (211)
                                                 --------  --------   ---------
  Net cash used in investing activities........   (3,345)   (2,972)   (24,316)
                                                 --------  --------   ---------
Cash flows from financing activities
  Borrowings under long-term debt..............     -      101,600     31,252
  Principal payments on long-term debt.........     (560) (110,487)      (116)
  Principal payments under capital lease
    obligations................................   (1,173)   (3,384)    (2,309)
  Debt issuance costs..........................      -      (5,100)      -
  Exercise of stock options and warrants.......      -         307      1,306
  Officer and director notes receivable........      -        -        (1,806)
  Proceeds from stock offering.................      -      15,000       -
  Proceeds from the issuance of stock warrants.      -         100       -
  Issuance costs associated with stock offering      -      (1,198)      -
                                                 --------  --------   ---------
  Net cash (used in) provided by financing
    activities.................................   (1,733)   (3,162)    28,327
                                                 --------  --------   ---------
Net increase in cash and cash equivalents......      190     4,703      3,134
Cash and cash equivalents at beginning of year.   12,366     7,663      4,529
                                                 --------  --------   ---------
Cash and cash equivalents at end of year....... $ 12,556  $ 12,366    $ 7,663
                                                ========= =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)


Supplemental disclosures of cash flow information
                                                       For the year ended
                                                           December 31,
                                                  -----------------------------
                                                     1996      1995      1994
                                                  --------   -------   --------
  Cash paid during the year for:
    Interest................................      $ 12,643   $ 7,357   $ 4,784
                                                  ========   =======   ========
    Income taxes............................      $    158   $   242   $   201
                                                  ========   =======   ========

Supplemental disclosure of non-cash investing and financing activities

During 1994, the Company purchased certain net assets of several corporations for a combination of cash, the Company's Common stock and the issuance of notes payable. There were no acquisitions in 1996 or 1995. However, the Company issued shares of its Common stock in 1996 and 1995 related to previous acquisitions. A summary of these transactions is as follows (in thousands):

                                                        For the year ended
                                                            December 31,
                                                  -----------------------------
                                                     1996      1995      1994
                                                  --------   -------   --------
  Fair value of net assets acquired.........      $    -     $   -    $ 22,882
  Fair value of Common stock issued and
    issuable................................           75     1,304     (1,718)
  Principal amount of note payables issued
    and other liabilities...................           -         -      (6,687)
                                                  --------   -------   --------
  Net amount paid...........................      $    75    $1,304   $ 14,477
                                                  ========   =======   ========

During the years ended December 31, 1996, 1995 and 1994, the Company acquired fixed assets of approximately $0.2 million, $1.2 million and $2.5 million, respectively, by incurring capital lease obligations for the same amounts.















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

During the third quarter of 1995, the Company decided to retain the remaining portion of its inmate telephone operations. This decision is a result of the Company's belief that the remaining operations can contribute to the cash flow and operating results of the Company. The accompanying consolidated statements of operations and of cash flows for the three years ended December 31, 1996, 1995 and 1994 present the inmate telephone operations as part of continuing operations.

On October 9, 1995, the Company sold a portion of its inmate telephone operations for approximately $1.7 million. The net loss on sale of approximately $0.4 million is included in the Loss from impairment of inmate assets in the accompanying consolidated statement of operations in 1995.

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

Also included in the loss for impairment of inmate assets in 1995 is the write-off of approximately $0.4 million of intangible assets associated with location contracts not renewed by the Company.

On November 13, 1995, the Company sold its cellular telephone operations for approximately $6.0 million (see Note 17).

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During July 1994, the Company acquired certain assets of Telecorp Funding, Inc. for approximately $1.9 million in cash and the Company's Common stock. The assets acquired included approximately 600 public pay phones and related location contracts located primarily in New York City. The Company issued additional shares of its Common stock in 1996 and 1995 related to the asset purchase agreement.

During October 1994, the Company acquired Telecoin Communications, Ltd. for approximately $7.3 million in cash, assumption of liabilities and issuance of the Company's Common stock. The assets acquired included approximately 2,155 pay telephones and their related location contracts. These phones are located primarily in Ohio and Pennsylvania. The Company issued additional shares of its Common stock in 1996 and 1995 related to the asset purchase agreement.

All 1994 acquisitions were accounted for as purchases.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of revenue

Revenue is recognized when earned. Coin call and non-coin call (alternate operator service and store and forward) revenues are recognized at the time the call is made. Revenue from service contracts is recognized on a straight-line basis over the term of the contract.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective January 1, 1996, the Company revised its depreciation and amortization policy for certain fixed and intangible assets used in the inmate telephone operations. Based on increased competition and certain other changes within the inmate telephone industry, the Company reduced the useful lives of various assets to five years. This change in accounting estimate resulted in an increase in depreciation and amortization expense and net loss of approximately $1.3 million or $.08 per common share for the year ended December 31, 1996.

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

Intangible assets

Location contracts and intangible assets primarily result from business combinations and signing bonuses paid to property owners and include acquisition costs allocated to location owner contracts, agreements not to compete, and other identifiable intangible assets. These assets are amortized on a straight-line basis over the estimated life (3 to 10 years). Accumulated amortization at December 31, 1996 and 1995 was approximately $21.6 million and $15.1 million, respectively.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill arising from acquisitions is amortized on a straight-line basis over the periods to be benefited or 20 years, whichever is less. Accumulated amortization at December 31, 1996 and 1995 was approximately $4.4 million and $2.8 million, respectively.

The carrying value of intangible assets is periodically reviewed by the Company and impairments, if any, are recognized when the expected future undiscounted cash flows derived from such intangible assets are less than their carrying value.

During the first quarter of 1996, the Company adopted Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption did not have a material impact on the financial results of the Company for the year ended December 31, 1996.

Investments

Investments in which the Company has an ownership interest of at least 20 percent but not more than 50 percent are accounted for under the equity method. Investments of less than 20 percent are generally accounted for under the cost method.

The Company's investment in Global Telecommunications Solutions, Inc. ("GTS") is accounted for in accordance with Statement No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. Investments in debt and equity securities, other than those accounted for under the equity method, are reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of Shareholders' Equity (see Note 16).

Other assets

Other Assets include primarily deferred financing costs, long-term deposits and a note receivable from a third party which purchased assets from the Company. The deferred financing costs are amortized over the term of the debt on a straight line basis. At December 31, 1996 and 1995, accumulated amortization of the deferred financing costs was approximately $1.2 million, and $0.3 million, respectively.

Other (income) expense

Other (income) expense is comprised of amounts recorded in connection with settlements of employment contracts with former officers, the Company's equity interest in the operating results of an unconsolidated affiliate and amounts related to the resolution of outstanding litigation.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1996 and 1995, consist primarily of amounts currently due from a billing and collection clearinghouse for non-coin calls placed through the Company's public pay and inmate telephones and commissions from various operator service companies which have been selected to handle non-coin calls not placed through the Company's automated operator system. Pursuant to the Company's agreement with the billing and collection clearinghouse, the collections from LECs are deposited into a trust account and then distributed directly to the Company. The balance due from one billing and collection clearinghouse was approximately $4.0 million and $4.6 million at December 31, 1996 and 1995, respectively. The balance due from one operator service Company was approximately $3.5 million and $2.1 million at December 31, 1996 and 1995, respectively.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):
                                                                    Estimated
                                                   December 31,    useful lives
                                                  1996      1995    (in years)
                                                --------  -------- ------------
Installed telephones and related equipment....  $111,276  $106,031      5-10
Telephones and related equipment pending
  installation................................     6,481     9,644      5-10
Land..........................................       950       950
Building and improvements.....................     4,362     4,357        25
Furniture, fixtures and office equipment......     7,488     7,273       5-7
Vehicles and equipment under capital leases...     3,910     4,619         4
Other.........................................     1,034     1,193         5
                                                 -------   -------
                                                 135,501   134,067
Less  accumulated depreciation and amortization,
  including $2,198 and $1,689 for capital
  leases......................................   (70,434)  (55,866)
                                                 -------   -------
                                               $  65,067  $ 78,201
                                               =========  ========

Depreciation expense for the periods ended December 31, 1996, 1995 and 1994 was $15.8 million, $14.7 million and $15.3 million, respectively.

During 1995, the Company recorded obsolescence reserves of approximately $1.7 million for telephone and related equipment pending installation which is included in Field service and collection expenses in the accompanying consolidated statements of operations.

The majority of the Company's  assets are security for long-term  bank debt (see
Note 6).

The Company has entered into various noncancellable leases which are classified as capital leases. Future minimum lease payments under the capitalized lease obligations, including imputed interest, are as follows (in thousands):

For the year ending December 31,

         1997................................. $  1,088
         1998.................................      501
         1999.................................       87
         2000.................................       38
         2001.................................       10
                                                --------
                                                  1,724
         Less  amount representing imputed
          interest............................     (183)
                                                --------
         Present value of obligations under
          capital leases......................    1,541
         Less current interest payable........      (16)
         Less  current portion................     (952)
                                                --------
                                               $    573
                                                ========

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                                               December 31,
                                                          ---------------------
                                                             1996       1995
                                                          --------    ---------
         Telecommunication charges.....................   $  3,473    $ 5,165
         Commissions...................................      7,879      4,503
         Employee costs................................      2,023      1,644
         Other.........................................      5,865      8,291
                                                          --------   --------
                                                          $ 19,240   $ 19,603
                                                          ========   ========

NOTE 6 - NOTES PAYABLE AND LONG TERM DEBT

Notes payable and long-term debt consist of the following (in thousands):

                                                               December 31,
                                                          ---------------------
                                                             1996       1995
                                                          --------    ---------
$100 million Senior Notes due 2002 with a stated
interest rate of 12 1/4%...............................   $100,000    $100,000

$40 million revolving line of credit with interest
rates ranging from the Bank's prime rate plus 1.5%
to LIBOR plus 3.0%.....................................       -          -

$10 million revolving line of credit with interest rate
at the Bank's prime rate plus 2%.  At December 31, 1996,
the Bank's prime rate was 8.25% .......................       -          -

Various notes payable acquired through the acquisition of
Telecoin Communications, Ltd. with interest rates ranging
from prime plus 1.25% to prime plus 1.5% and maturity
dates ranging from due on demand to October 1998.......      1,205       1,745

Other..................................................       -             20
                                                          --------   ---------
                                                           101,205     101,765
Less current maturities ...............................       (548)       (506)
                                                          ---------  ---------
                                                          $100,657    $101,259
                                                          ========   =========

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During July 1995, the Company completed the sale of $100.0 million of Senior Notes due 2002 (the "Senior Notes") and the issuance of 150,000 shares of Series C Cumulative Convertible Preferred Stock (the "Preferred Stock") for $15.0 million (see Note 7). The Senior Notes bear interest at 12 1/4% per annum, payable semiannually beginning January 15, 1996. The Senior Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, on or after July 15, 2000, at pre-established redemption prices together with accrued and unpaid interest to the redemption date. The Company paid approximately $5.1 million in issuance costs which was deferred and is being amortized over the term of the debt.

Simultaneously with the sale of the Senior Notes and issuance of the Preferred Stock, the Company executed the Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Creditanstalt Bankverein (the "Bank"). The Loan Agreement provided for a new $40.0 million credit facility bearing interest at rates ranging from the Bank's prime rate plus 1 1/2% to LIBOR plus 3%. During April 1996, the Company amended the Fourth Amended Loan and Security Agreement (the "Amendment") with the Bank. The Amendment, among other things, decreased the facility to $10.0 million and reduced the requirement of the financial covenants. The amended credit facility bears interest at the Bank's prime rate plus 2% and requires all outstanding principal balances to be repaid in September 1997. At the same time, the Company decreased to $5.25 the exercise price of the warrants held by Creditanstalt American Corporation to acquire Common Stock or Series B Preferred Stock of the Company that had not already been repriced. The Loan Agreement is secured by substantially all of the Company's assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain net worth and cash flow levels and places certain restrictions on the payment of dividends. At December 31, 1996, the Company was in compliance with the amended covenants and had no amounts borrowed under the facility.

During March 1997, the Company executed an amendment increasing the credit facility to $20.0 million. The interest rate on balances outstanding under the credit facility vary based upon the leverage ratio maintained by the Company. All outstanding principal balances are due in full in 2002, and interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily unused balance of the credit facility under the Loan Agreement. The Loan Agreement is secured by substantially all of the Company's assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends.

As a result of various 1995 amendments to its credit facilities, the Company recorded extraordinary losses of $5.0 million for the write off of deferred financing costs associated with the early extinguishment of debt, before the income tax benefit of approximately $1.7 million.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future maturities of the notes payable and long-term debt, based on amounts outstanding as of December 31, 1996, are as follows (in thousands):


     1997...............................................    $    548
     1998...............................................         657
     1999...............................................         -
     2000...............................................         -
     2001...............................................         -
     Thereafter                                              100,000
                                                            --------
                                                            $101,205
                                                            ========

NOTE 7 - PREFERRED STOCK

In March 1997, the Company's shareholders approved an increase to the Company's authorized Preferred Stock to 5 million shares.

In connection with the refinancing discussed above, the Company issued 150,000 shares of Series C Cumulative Convertible Preferred Stock to UBS Partners, Inc., a wholly-owned subsidiary of Union Bank of Switzerland, for $15.0 million. The Preferred Stock cumulates dividends at an annual rate of 7%. The dividends are payable in cash or, at the Company's option during the first three years, will cumulate. The Preferred Stock is immediately convertible into shares of Common stock of the Company at an initial conversion price of $5.25 per share and is mandatorily redeemable by the Company in July 2005. The liquidation value and annual dividends are $100 per share and $7 per share, respectively. Pursuant to the terms of the Preferred Stock, the holders are entitled to elect two of the six members of the Company's Board of Directors and have voting rights equal to those of Common Shareholders. The Company paid issuance costs of approximately $1.2 million.

In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 275,000 shares of Common stock of the Company to a third party which assisted with the transaction for approximately $100,000. The warrants are exercisable at $5.25 per share through the year 2005 and are recorded at a value of approximately $0.6 million.

Issuance costs and the value of the warrants are recorded as a reduction of the preferred stock balance and are accreted using the effective interest method through capital in excess of par value over the term of the Preferred Stock.

NOTE 8 - SHAREHOLDERS' EQUITY

In March 1997, the Company's shareholders approved an increase to the number of authorized shares of the Company's Common Stock to 75 million shares. The Company has a sufficient number of authorized common shares available to issue upon the conversion of the outstanding preferred stock, warrants and stock options.

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

NOTE 9 - STOCK OPTION PLANS

The Company maintains four non-qualified stock option plans covering primarily employees and directors. The Company continues to account for its stock options issued under APB 25. Under APB 25 because the exercise price of the underlying stock option equals the market price of the common stock on the date of grant no compensation expense is recognized. The Company elected not to apply the fair value accounting methodology prescribed by SFAS 123, since this statement requires the use of option valuation models that were not developed for use in valuing employee stock options. Instead, the Company has provided the additional required information related to outstanding stock options below.

The 1987 Non-Qualified Stock Option Plan and 1994 Stock Incentive Plan cover substantially all employees and provide for the issuance of options to purchase up to 2,100,000 shares and 100,000 shares of the Company's Common Stock, respectively. The 1987 and 1993 Non-Employee Director Stock Option Plans allow for the issuance of options for the purchase of 750,000 shares and 315,000 shares, respectively. Options are issued to non-employee members of the Company's Board of Directors for their service. In addition, prior to February of 1995, the Company, from time to time, issued options to purchase shares of the Company's Common Stock outside of the established stock option plans. The grant of these options have been approved by the Company's shareholders.

Options to purchase shares of the Company's Common Stock are issuable at the discretion of committees appointed by the Board of Directors which determine the specific terms of options granted. Currently, options vest at rates of 10%, 33% and 100% per year from the date of issuance and may expire after 5 to 10 years of continued employment or within 30 days of the termination or resignation of the employee or director.

The following table summarizes information related to the Company's stock options activity for the years ended December 31 (in thousands, except for per share data):

                        1996                 1995                  1994
                --------------------  -------------------- --------------------
                  Number   Wtd. Avg.    Number    Wtd. Avg.  Number   Wtd. Avg.
                of Shares  Ex. Price  of Shares  Ex. Price of Shares  Ex. Price
                ---------  ---------  ---------  --------- ---------  ---------
Outstanding
 beginning at
 year.........    2,272      $6.42      2,794      $6.33     1,803      $5.85
Granted.......      283(1)    2.92        200       3.68     1,198       7.29
Exercised.....     -           -          (93)      3.27      (177)      4.69
Canceled......     (846)      5.90       (629)      5.59       (30)      8.36
                ---------             ---------            ---------
Outstanding
 end of year..    1,709       6.05      2,272       6.42     2,794       6.33
                 ========              ========             ========
Exercisable
 end of year..    1,645       6.09      2,055       6.39     1,975       6.19
                 ========              ========             ========


---------
(1) The Company is contractually obligated to issue an additional 700,000 options to certain key executives. To date these options have not been issued.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The exercise prices for options outstanding as of December 31, 1996 ranged from $2.00 to $11.38. The weighted average contractual life of those options is approximately 2.7 years.

The fair value of options granted during 1996 and 1995 were estimated using a binomial valuation model. The binomial option pricing models were developed for use in estimating the fair value of traded options that are fully transferrable with no vesting restrictions. The valuation models require the input of highly subjective assumptions including expected stock price volatility and are extremely sensitive to variations in the assumptions used. Since the Company's stock options do not possess the same characteristics as options for which the valuation models use was intended and small variations in the input assumptions used may produce materially different option valuations, management does not believe that the use of existing valuation models provides a reliable single measure of the fair value of the Company's stock options.

The following weighted-average assumptions were used in calculating the fair values of options granted in 1996 and 1995, respectively: risk free interest rates of 6.36% and 6.06%; dividend yields of 0%; volatility factors of 0.706 and 0.846; and weighted average expected life of the options of 4.0 years and 3.3 years.

Pro forma net income and earnings per share information is provided in accordance with SFAS 123 as if the Company's stock options were accounted for under the fair value method.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The following table sets forth pro forma net loss and earnings per share for the years ended December 31: (in thousands, except for per share data)

                                                              1996       1995
                                                           ---------   ---------
Pro forma net loss.................................       $(16,311)   $(38,213)
Pro forma earnings per share.......................
      Primary......................................       $  (1.07)   $  (2.40)
      Fully Diluted................................       $  (1.07)   $  (2.40)

The effect on pro forma net loss and earnings per share of applying SFAS 123 is not necessarily indicative of pro forma net loss and earnings per share for future periods until the new fair value method is applied to all non-vested awards.

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

The Company matches 25% of employee contributions to a maximum of 6% of employee earnings each plan year. The Company's contributions totaled approximately $0.1 million, for the years ended December 31, 1996, 1995 and 1994.

NOTE 11 - INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

                                                         For the year ended
                                                             December 31,
                                                       ------------------------
                                                        1996     1995     1994
                                                       ------   ------  -------
        Currently payable:
          Federal................................      $  -   $   -     $   -
          State..................................         -       107       82
        Deferred.................................         -    (1,845)  (4,487)
                                                       -----  -------- --------
                                                       $  -   $(1,738) $(4,405)
                                                       =====  ======== ========

A tax benefit of $0.3 million attributable to the exercise of employee stock options was credited to shareholders' equity during 1994.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the Company's effective income tax rate and federal income tax statutory rate is as follows:

                                                         For the year ended
                                                            December 31,
                                                    ---------------------------
                                                     1996       1995      1994
                                                    -------    ------    -------
 Statutory tax rate.............................    (34.0)%    (34.0)%  (34.0)%
 Change in valuation allowance..................     37.5       29.3       -
 Non-deductible expenses........................      -          1.0     (2.7)
 State taxes and other, net.....................     (3.5)      (3.5)    (1.5)
                                                    -------    ------    -------
                                                        0%      (7.2)%  (38.2)%
                                                    =======    =======  ========

The significant temporary differences included in the net deferred tax asset as of December 31, 1996 and 1995 are as follows (in thousands):

                                                               December 31,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
Deferred tax assets:
  Net operating loss carryforward ...................    $ 23,604     $ 20,185
  Alternative Minimum Tax Credit  carryforward.......         218          218
  Other..............................................       9,754        9,343
                                                         --------     ---------
  Total gross deferred tax assets....................      33,576       29,746
  Less-valuation allowance...........................      19,406       12,023
                                                         --------     ---------
  Total tax assets...................................      14,170       17,723
                                                         --------     ---------
Deferred tax liabilities:
  Difference between book and tax bases of fixed
   assets............................................      (9,289)     (13,313)
  Other..............................................      (1,474)      (1,003)
                                                         --------     ---------
  Total deferred tax liabilities.....................     (10,763)     (14,316)
                                                         --------     ---------
   Net deferred tax assets...........................    $  3,407     $  3,407
                                                        ========     ========

At December 31, 1996, the Company has tax net operating loss carry forwards of approximately $74.5 million, which expire in various amounts in the years 2002 to 2011. Approximately $3.2 million of these net operating loss carryforwards relate to business acquisitions for which annual utilization will be limited to approximately $0.3 million, with further limitation if future ownership changes occur. In addition, these loss carryforwards can only be utilized against future taxable income, if any, generated by these acquired companies as if these companies continued to file separate income tax returns.

During 1996, the deferred tax asset valuation allowance against net operating losses increased to $19.4 million. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods that temporary differences and carryforwards are expected to be available to reduce taxable income. Based upon past earnings history, trends, regulatory changes, expiration dates of net operating loss carryforwards and tax planning strategies that could be implemented, if necessary, the Company believes it will be able to realize its $3.4 million of deferred tax assets. In addition, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized due to the expiration of its operating loss carryforwards.


                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EARNINGS PER SHARE

For the years ended December 31, 1996, 1995 and 1994, the treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Net loss from continuing operations per share and the weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                     December 31, 1996   December 31, 1995  December 31, 1994
                                Fully               Fully             Fully
                     Primary    Diluted  Primary    Diluted  Primary  Diluted
                    --------  ---------  --------- --------- -------  --------
Net loss from
continuing
operations          $(15,992) $(15,992)  $(22,467) $(22,467) $(7,112) $(7,112)
Deduct:
 Cumulative preferred
  stock dividend
  requirement          1,050     1,050        473       473     -        -
                    --------  ---------  --------- --------- -------  --------
Loss for per
 share computations $(17,042) $(17,042)  $(22,940) $(22,940) $(7,112) $(7,112)
                    ========= =========  ========= ========= ======== ========
Number of shares:
  Weighted average
   common shares
   outstanding        16,188    16,188     16,091    16,091   15,713   15,713
Add:
 Net additional
  shares issuable(1)    -         -          -         -        -        -
                    --------  ---------  --------- --------- -------  --------
Weighted average
 shares used in the
 per share compu-
 tations......        16,188    16,188     16,091    16,091   15,713   15,713
                    ========= =========  ========= ========= ======== ========
                    $  (1.05) $  (1.05)  $  (1.43) $  (1.43) $  (.45) $  (.45)
                    ========= =========  ========= ========= ======== ========



_________________
1. Assumes exercise of outstanding Common stock equivalents (options and warrants) at the beginning of the period, net of 20% limitation, if applicable, on the assumed repurchase of stock.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair market value of financial instruments held by the Company at December 31, 1996 are based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

Long-Term Debt

The fair value of the Company's Senior Notes was estimated by obtaining quoted market prices. The carrying amount of the Company's Senior Notes at December 31, 1996 and 1995 was approximately $100.0 million. The fair value of the Company's Senior Notes as of the same dates were $105.0 million and $80.0 million, respectively.

The fair value of the Company's credit facility is assumed to be equal to its carrying value. At December 31, 1996 and 1995 there were no amounts outstanding under the credit facility.

Preferred Stock

The Company's Preferred Stock does not have a quoted market price and the Company does not believe it is practicable to estimate a fair value different from the security's carrying value of approximately $13.6 million because of features unique to this security including, but not limited to, the right to appoint two directors and super majority voting requirements. The amounts due upon redemption equal $15.0 million plus accumulated dividends.

NOTE 14 - LEASES

The Company leases office and warehouse space under various noncancellable operating lease agreements expiring through 1999. Rental expense under such leases aggregated approximately $0.7 million, $0.8 million and $0.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company received approximately $0.2 million in sub-leasing income in both 1996 and 1995 and allocated approximately $0.2 million in 1995 and 1994 for rent expense to its cellular telephone operations. Under a sub-leasing agreement with a third party, the Company will receive $0.1 million in 1997.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future minimum payments under the above rental agreements as of December 31, 1996 are as follows (in thousands):

                For the year  ending December 31,
            -----------------------------------------
            1997..........................   $    263
            1998..........................         61
            1999..........................         16
            2000..........................        -
            2001..........................        -
                                             ---------
                                             $    340
                                             =========

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In July 1996, litigation with Bell South Telecommunications, Inc. was amicably resolved to the satisfaction of the parties.

During July 1995, the Company reached an agreement in principle for the settlement (the "Proposed Settlement") of a lawsuit seeking class action certification brought by two shareholders against the Company and certain of its officers and directors in the United States District Court, Southern District of Florida, alleging the violation of certain federal securities laws. The Company's share of the Proposed Settlement of approximately $0.9 million was recorded in the accompanying Consolidated Statements of Operations for the year ended December 31, 1995. The Proposed Settlement was approved by the United States District Court during January 1996.

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

The Company has employment contracts with certain officers which expire through December 31, 1999. The contracts provide for increases in annual base salary, contingent upon the profitability of the Company, as well as bonus and stock option provisions.

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

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During February 1995, the Company sold its prepaid calling card business to Global Link Teleco Corporation ("Global Link") for approximately $6.3 million of cash, promissory notes and shares of common stock of Global Link. Accordingly, a provision for losses from January 1, 1995 through February 15, 1995, the divestiture date, of approximately $0.3 million has been included in loss on disposal for the period ended December 31, 1994.

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

On March 1, 1996, Global Link consummated a merger transaction (the "Merger") with Global Telecommunications Solutions, Inc. ("GTS"). The Company exchanged its outstanding notes and other receivables including accrued interest for shares of GTS Common stock, $0.6 million in cash and $1.5 million of notes receivables with various due dates through September 1997. The Company's 19.99% equity ownership in Global Link was converted in the Merger into GTS shares. For financial accounting purposes approximately $1.0 million of net gains will be deferred until the outstanding receivables are collected. In addition, a gain of approximately $0.3 million was recorded in the first quarter of 1996 related to amounts collected at the time of the transaction.

The Company's net investment in Global Link at December 31, 1995 was approximately $3.7 million and is included in Investments in unconsolidated affiliate in the accompanying consolidated balance sheet. As of the Merger date, the fair value of the Company's investment in GTS Common Stock was approximately $3.1 million. The fair value of the Company's investment in GTS common stock at December 31, 1996 was approximately $1.7 which is net of approximately $1.5 million of unrealized investment losses.

Prior to the Merger, the Company's investment in Global Link was accounted for using the equity method. The Company's share of the results of operations of Global Link from the divestiture date through December 31, 1995 are included in "Other" in the accompanying consolidated statements of operations. The 1994 results of operations of the prepaid calling card business have been segregated and reported as a separate component of income from continuing operations.

During the year ended December 31, 1994, the Company recorded a provision of approximately $3.4 million for the estimated impairment of asset value for its international telephone center.

On September 28, 1995, the Company sold its international telephone center operations for $0.5 million in cash and a $1.5 million promissory note. For financial accounting purposes, the recovery of $2.0 million previously written-off will be recognized as the cash is received. Accordingly, a gain of approximately $0.3 million and $0.5 million has been included in (Gain) loss on disposal of prepaid calling card and international telephone centers in the accompanying consolidated statements of operations during the year ended December 31, 1996 and 1995, respectively.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following tables set forth the results of operations for the Company's prepaid calling card business and international telephone center which are included in the accompanying consolidated financial statements (in thousands):

                                                             December 31,
                                                    ----------------------------
                                                      1996      1995     1994
                                                    --------  -------  ---------
      Revenues..............................         $  -     $   -    $  5,149

      Loss from operations..................            -         -      (1,816)
      Gain (loss) on disposal...............           545      (566)    (3,690)
                                                    --------  -------  ---------
      Total gain (loss) from operations
       before income taxes..................           545      (566)    (5,506)
      Benefit from income taxes.............            -         -       2,064
                                                    --------  -------  ---------
      Net gain (loss) from operations.......         $ 545    $ (566)  $ (3,442)
                                                     ======   =======  =========

The prepaid calling card and international telephone centers had revenues of approximately $0.8 million and net losses of approximately $0.3 million for the year ended December 31, 1995 which were previously accrued for in 1994.

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

On November 13, 1995, the Company sold its cellular telephone operations to Shared Technologies Cellular, Inc. ("STC") for approximately $6.0 million. The proceeds from the sale were $0.3 million in cash, a $2.0 million promissory note bearing interest at 8.0%, with principal and interest payable semi-annually through 2000, shares of STC Common Stock, a $2.5 million potential revenue earn out, and payment of approximately $1.2 million of PTCC's liabilities. For financial accounting purposes the $2.5 million potential earn out will be recognized as received. This transaction resulted in a loss of approximately $14.6 million which was recorded as a loss on disposal in September 1995. The loss on disposal includes a valuation allowance of approximately $5.5 million to reduce the

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


deferred tax assets generated by this transaction to a level which, more likely than not, will be realized. The difference between the actual loss and the estimated loss on disposal resulted from ,among other things, changes in market conditions, disputes over liabilities for cellular cloning charges, decreased revenue attributable to PIN numbers introduced by the cellular carriers to prevent cloning and a delay in creating a new phone technology to deal with PIN numbers and other matters.

For the period from January 1, 1995 through the divestiture date, the cellular telephone operations had revenues of approximately $6.8 million and net operating losses of $3.7 million which were previously accrued for in 1994.

During the third quarter of 1995, the Company decided to retain the remaining portion of its inmate telephone operations (see Note 1). The accompanying consolidated financial statements present the inmate telephone operations as part of continuing operations.

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

The following combining tables set forth the and results of operations and loss on disposal of the cellular telephone operations as they are included in the consolidated financial statements (in thousands):

                                                       For the Years Ended
                                                           December 31,
                                                  -----------------------------
                                                     1996       1995      1994
                                                  ---------  --------- --------
Revenues......................................    $   -      $   -    $ 11,581

Income (loss) from discontinued operations
  before income taxes.........................        -          -      (6,253)
Loss on disposal..............................        -      (14,600)   (1,380)
                                                  ---------  --------- --------
Total net loss on discontinued  operations
  before income taxes.........................        -          -      (7,633)
(Provision for) benefit from income taxes.....        -          -      (1,113)
Minority interest, net........................        -          -        -
                                                  ---------  --------- --------
Net loss from discontinued  operations........    $   -     $(14,600) $ (8,746)
                                                  =========  ========= ========

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 1994 and 1995, the Company made loans of approximately $3.6 million to certain officers and directors for, among other things, the repayment of debt previously incurred by them in connection with the exercise of stock options and payment of related income taxes. The officers and directors exercised the Stock Options in December 1993 to purchase the Company's Common Stock for purposes of increasing the Company's shareholders' equity without accessing external capital markets. The officers and directors executed promissory notes for a portion of the amounts due which became payable on March 28, 1996. In addition, during 1994 and 1995, under the terms of employment contracts with certain officers, the Company paid approximately $0.6 million in life insurance policy premiums. Such premiums are required to be reimbursed by such officers upon termination. During the fourth quarter of 1995, the Company recorded a reserve for potential uncollectible loan and insurance amounts of approximately $3.2 million which is included in "Other" in the accompanying consolidated statements of operations.

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

In February 1996, the Company restructured approximately $0.2 million of outstanding loans to Jody Frank, a director of the Company. In connection with the restructuring, the Company received from Mr. Frank promissory notes with various due dates through 2007 and a stock pledge agreement encumbering 35,000 shares of the Company's Common Stock held by Mr. Frank.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During April 1996, the Company terminated Richard F. Militello, the Company's former Chief Operating Officer, without cause. Pursuant to terms of his employment agreement, Mr. Militello was due a severance payment of approximately $0.5 million. The after tax portion of this amount was offset against certain outstanding loans owed to the Company by Mr. Militello. Approximately $0.2 million of severance costs incurred by the Company in connection with Mr. Militello's termination have been recorded in "Other" in the accompanying 1996 consolidated statement of operations.

During October 1996, the Company entered into a separation agreement with Jeffrey Hanft, the Company's former Chairman and Chief Executive Officer. As part of the separation agreement, the Company received a promissory note for amounts owed by Mr. Hanft, which becomes due and payable in 2001. In addition, the Company received from Mr. Hanft a stock pledge agreement encumbering 0.3 million shares of the Company's Common Stock issuable upon exercise of certain employment agreement options. Approximately $0.3 million of severance costs incurred by the Company in connection with the separation agreement have been recorded in "Other" in the accompanying 1996 consolidated statement of operations.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -  BUSINESS SEGMENT INFORMATION:

The Company's continuing operations consist of public pay telephones and inmate telephones. Certain business segment information for the years ended December
31, 1996, 1995 and 1994 are as follows (in thousands):

                                             1996           1995         1994
                                           --------       --------     --------
Revenues:
   Public pay ..................          $107,006       $112,240      $114,958
   Inmate.......................            17,951         26,029        42,869
   Other(1).....................              -               122         1,615
                                          --------       --------      ---------
                                          $124,957       $138,391      $159,442
                                          ========       ========      ========
Operating (loss) income:
   Public pay...................          $ (1,938)      $ (7,720)     $   (641)
   Inmate.......................            (1,724)        (4,814)        2,202
   Other(1).....................              -              (750)          (56)
                                          --------       --------      ---------
                                          $ (3,662)      $(13,284)     $  1,505
                                          ========       ========      ========
Corporate (income) expenses(2)..          $   (545)      $    566      $  5,506
Interest expense................            12,875         10,355         7,516
                                          --------       --------      ---------
Consolidated (loss) income from
  continuing operations before
   income taxes and extraordinary
   item.........................          $(15,992)      $(24,205)     $(11,517)
                                          =========      ========      ========
Identifiable assets:
   Public pay...................          $105,676       $117,208      $136,657
   Inmate.......................            10,677         16,538        25,434
   Other(1).....................              -               144         1,625
   Corporate assets(3)..........            24,517         26,181        26,875
                                          --------       --------      ---------
                                          $140,870       $160,071      $190,591
                                          ========       ========      ========
Depreciation and amortization expense:
   Public pay...................          $ 20,466       $19,180       $ 18,171
   Inmate.......................             3,499         2,881          3,337
   Other(1).....................              -             -               166
                                          --------       --------      ---------
                                          $ 23,965       $ 22,061      $ 21,674
                                          ========       ========      ========
Capital expenditures:
   Public Pay...................          $  6,455       $  8,386      $  7,076
   Inmate.......................               435            198         2,526
   Other(1).....................             -              -                55
   Corporate expenditures (3)...               203            190         1,861
                                          --------       --------      ---------
                                          $  7,093        $ 8,774      $ 11,518
                                          ========       ========      ========

______________________
(1) "Other" consists primarily of the Company's international operations.

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

                                                                   SCHEDULE II
                         PEOPLES TELEPHONE COMPANY, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)


                        Balance    Charged to                          Balance
                     at beginning  costs and                           at end
                      of period    expenses   Other(1)  Deductions(2) of period
                     ------------  ---------- --------  ------------- ----------
Classification
---------------
YEAR ENDED 12/31/96:

Allowance for
  doubtful accounts.   $  5,108     $ 3,411      -          4,158      $  4,361
                     ==========    =========  ========  ============  ==========
Deferred tax asset
 valuation allowance.  $ 12,023       7,383      -           -         $ 19,406
                     ==========    =========  ========  ============  ==========
Accumulated
 amortization:
 Location contracts.   $ 11,884       5,663      -           -         $ 17,547
                     ==========    =========  ========  ============  ==========
 Intangible assets.    $  3,231         854      -           -         $  4,085
                     ==========    =========  ========  ============  ==========
 Goodwill..........    $  2,795       1,636      -           -         $  4,431
                     ==========    =========  ========  ============  ==========
YEAR ENDED 12/31/95:
Allowance for
 doubtful accounts     $ 6,035        7,386      -          8,313      $  5,108
                      ==========    =========  ========  ============  ==========
Deferred tax
 asset valuation
 allowance.........    $  -          12,023      -           -         $ 12,023
                     ==========    =========  ========  ============  ==========
Accumulated
 amortization:
 Location contracts    $ 6,942        5,090      -           148       $ 11,884
                     ==========    =========  ========  ============  ==========
 Intangible assets     $ 2,544        1,142      -           455       $  3,231
                     ==========    =========  ========  ============  ==========
 Goodwill..........    $ 2,001        1,082      -           288       $  2,795
                     ==========    =========  ========  ============  ==========
YEAR ENDED 12/31/94:
Allowance for
 doubtful accounts.    $ 2,115       11,621      (43)      7,658       $  6,035
                     ==========    =========  ========  ============  ==========
Accumulated
 amortization:
 Location contracts    $ 3,656        4,120      (93)        741       $  6,942
                     ==========    =========  ========  ============  ==========
 Intangible assets.    $ 1,849        1,171     (215)        261       $  2,544
                     ==========    =========  ========  ============  ==========
 Goodwill..........    $   551          924      526         -         $  2,001
                     ==========    =========  ========  ============  ==========


_______________

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



ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE.

The  information  required by this Item 9 is contained in the Company's  Current
Report on Form 8-K dated December 15, 1995 previously filed with the Securities and Exchange Commission ("SEC") on December 22, 1995 and Current Report on Form
8K/Amendment  No. 1 dated  December  15, 1995  previously  filed with the SEC on
January 5, 1996.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the name, age and position of each of the directors and executive officers of the Company:

    Name                        Age                Position
--------------------            ---        -----------------------------------
E. Craig Sanders                 52        President, Chief Executive Officer,
                                           Director

Bonnie S. Biumi                  34        Chief Financial Officer,
                                           Executive Vice President

Lawrence T. Ellman               44        Executive Vice President/
                                           President-National Accounts

Bruce W. Renard                  43        General Counsel and Executive Vice
                                           President-Legal and Regulatory
                                           Affairs/Carrier Relations

Neil N. Snyder, III              50        Chief Operating Officer,
                                           Executive Vice President

David A. Arvizu                  48        Senior Vice President-Sales and
                                           Marketing

C. Keith Pressley                53        President-Inmate Telecommunications
                                           Division

Charles J. Delaney (1)(2)        37        Director

Jody Frank (1)                   45        Director

Robert E. Lund (2)               52        Director

Justin S. Maccarone (1)(2)       38        Director

 (1) Member of the Compensation Committee
 (2) Member of the Audit Committee

     The principal occupation of each director and executive officer for at least the last five years is set forth below:

     E. Craig Sanders has served as President, Chief Executive Officer and a director of the Company since May 1996. From 1995 to 1996, Mr. Sanders was a partner of PSN Ventures, L.L.C., a company which identifies investment opportunities in the telecommunications industry. From 1994 to 1995, Mr. Sanders served as Chairman and Chief Executive Officer of Matrix Telecom, Inc., a privately held long distance company. From 1982 to 1994, Mr. Sanders was an employee of Sprint Corporation, and held the office of Senior Vice President for Product Management from 1991 until 1994.

     Bonnie S. Biumi joined the Company in July 1994. Since that time she has served as Chief Financial Officer and, since February 1996, has also served as an Executive Vice President. Prior to joining the Company, Ms. Biumi was a Senior Manager with Price Waterhouse LLP in Miami, Florida. Ms. Biumi is a certified public accountant.

     Lawrence T. Ellman joined the Company in June 1994 as President of its Pay Telephone Division and held that office until February 1996 when he became Executive Vice President -- Sales. Since September 1996, he has served as
Executive Vice President/President-National Accounts. From 1990 until joining the Company, Mr. Ellman was President of Atlantic Telco Joint Venture, an independent public telephone operator acquired by the Company in June 1994. For approximately eight years prior thereto, he was Executive Vice President and Chief Financial Officer of American Potomac Distributing Company, a beverage distributor.

     Bruce W. Renard joined the Company as General Counsel and Vice President -- Regulatory Affairs in January 1992 and, since February 1996, has served as General Counsel and Executive Vice President -- Legal & Regulatory Affairs/Carrier Relations. From September 1, 1991 to December 31, 1991, Mr. Renard was a sole practitioner specializing in legal and regulatory consulting services to the telecommunications and utility industries. From August 1984 to September 1991, Mr. Renard was a partner with the Florida law firm of Messer, Vickers, Caparello, French and Madsen, managing the utility and telecommunications law sections of the firm. Prior to that time, Mr. Renard served as Associate General Counsel for the Florida Public Service Commission.

     Neil N. Snyder III joined the Company in September 1996 as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Snyder served as a career officer in the U.S. Army rising to the rank of Brigadier General.

     David A. Arvizu joined the Company in March 1997 as Senior Vice President of Sales and Marketing for local and regional markets. From 1994 to 1997 Mr. Arvizu served as Vice President-Western Region of Western Union Financial Services, Inc.. From 1991 to 1994, he was president of a sales, marketing and consulting service for a co-op of independant Pepsi-Cola franchisees. Prior to 1991, Mr. Arvizu spent twenty years in sales and brand management positions with PepsiCo Inc. and General Foods Corp.

     C. Keith Pressley joined the Company in February 1994 as Vice President of Management Information Systems. He became President of the Inmate Telecommunications Division in June 1996. Prior to joining the Company, he was Director of Information Systems for Smith International, Inc., an oil field services company, since 1991.

     Charles J. Delaney has served as a director of the Company since July 1995. Mr. Delaney has been President of UBS Capital Corporation, a wholly-owned subsidiary of Union Bank of Switzerland, and an affiliate of UBS Partners ("UBS Capital"), since January 1993 and Managing Director in charge of the Leveraged Finance Group of the Corporate Banking Division of Union Bank of Switzerland since May 1989. Mr. Delaney is also a director of Specialty Foods Corporation, SDW Holding Corporation, Van deKamps Inc. and Cinnabon International, Inc.

     Jody Frank has served as a director of the Company and its predecessor since September 1986. Since February 1990, he has been a vice president of Shearson Lehman and, after Smith Barney Inc. acquired the assets of Shearson Lehman in 1994, of Smith Barney Inc.

     Robert E. Lund was elected as a director of the Company in May 1994. He has served as Chief Executive Officer of Intrepid Tech Inc., a technology services company, since December 1996. Mr. Lund served as Chief Executive Officer of the Company from November 1995 until May 1996 and as President from February 1996 until May 1996. From December 1994 through December 1995, Mr. Lund served as President and Chief Executive Officer of S2 Software, Inc., a software company. From February 1993 until October 1994 (when Newtrend, L.P. was sold), Mr. Lund served as Chief Operating Officer of Newtrend, L.P., a provider of software and professional services. From 1990 to 1992, Mr. Lund was Chairman and Chief Executive Officer of International Telecharge, Inc., a telecommunications company.

     Justin S. Maccarone has served as a director of the Company since June 1996. Mr. Maccarone has been a Managing Director of UBS Capital, LLC since 1993 and, from 1989 to 1993, was a Senior Vice President of GE Capital

Corporation.  Mr. Maccarone is also a director of American Sports Product Group,
Inc.,  Astor   Corporation,   Communication   Supply  Corporation  and  Cinnabon
International, Inc.

Ownership and Transactions Reports

     Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in Common
Stock; such persons are also required to furnish the Company with copies of such reports. Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 1996, except that for each of Messrs. Frank, Lund and Snyder one report regarding one transaction was filed late.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years ended December 31, 1996, 1995 and 1994, the compensation earned by the Company's Chief Executive
Officer and each of the four remaining most highly compensated executive officers for the fiscal year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE


                                                 Long-Term
                                                 Compensation
                        Annual Compensation      Awards
                                                 ------------
Name and                                         Shares
Principal                                        Underlying      All Other
Position                Year    Salary   Bonus   Options(#)      Compensation(1)
-----------            -------  -------  ------- -----------    ----------------
E. Craig Sanders (2)     1996  $212,000   --       600,000            --
  President and Chief
  Executive Officer

Robert E. Lund (3)       1996   161,000  $50,000    60,000            --
                         1995    13,962    --       10,000            --
                         1994      --      --       15,000            --

Bonnie S. Biumi,         1996   169,000   61,000      --           $2,400
  Chief Financial        1995   149,994   25,000      --            2,300
  Officer, Executive     1994    66,344    --      100,000            --
  Vice President

Lawrence T. Ellman       1996   167,000   43,000     --               --
  Executive Vice         1995   149,994   25,000     --               --
  President/President    1994   105,000   10,000    45,000            --
  - National Accounts

Bruce W. Renard,         1996   192,000   65,000(4)  --               --
  Executive Vice         1995   171,635   25,000    50,000            355
  President, Legal &     1994   150,000     --      20,000          2,000
  Regulatory Affairs/
  Carrier Relations,
  General Counsel

C. Keith Pressley,       1996   112,000    10,500     --            1,800
  President - Inmate     1995   100,000     --        --            1,800
  Telecommunications     1994    84,000     --      5,000             --
  Division

_________________________
(1) The amounts disclosed in this column include the Company's contributions on behalf of the named executive officer to the Company's 401(k) retirement plan in amounts equal to 25% of the executive officer's yearly participation in the plan.

(2) Mr. Sanders joined the Company in May 1996.

(3) Mr. Lund served as Chief Executive Officer of the Company from November 1995 until May 1996 and as President from February 1996 until May 1996.

(4) Does not reflect bonus earned for role in passage of Telecommunications Act of 1996. Amount has not been determined.


     The following table sets forth certain information with respect to stock options granted during the year ended December 31, 1996 to the executive officers named in the Summary Compensation Table:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                               Potential
                            INDIVIDUAL GRANTS                  Realizable
               ---------------------------------------------   Value of
                          % of Total                           Assumed Annual
               Number of  Options                              Rates of
               Securities Granted to   Exercise or             Stock Price
               Underlying Employees in Base price  Expiration  Apreciation for
               Options    Fiscal Year  ($/share)   Date        Options Term(1)
               ---------- ------------- ---------- ----------  ----------------
                                                               5%          10%
                                                               ----------------
Robert E. Lund    50,000     5.75%        $2.50    7/31/01    $34,535    $76,314
                  10,000     1.15         $2.68    7/15/01     $7,404    $16,362

E. Craig Sanders 100,000    11.49         $2.50    7/31/06   $157,224   $398,436
                 100,000(2) 11.49         $4.25    7/31/06   $267,280   $677,341
                 100,000(2) 11.49         $5.25    7/31/06   $330,170   $836,715
                 100,000(2) 11.49         $6.25    7/31/06   $393,059   $996,089
                 200,000(2) 22.99         $7.25    7/31/06   $911,897 $2,310,927






_____________________
(1) These amounts represent assumed rates of appreciation which may not necessarily be achieved. The actual gains, if any, are dependent on the market value of the Company's Common Stock at a future date as well as the option holder's continued employment throughout the vesting period. Appreciation reported is net of exercise price.

(2) Represents options which the Company is contractually obligated to issue which have not been issued and dated.


     The following table sets forth certain information as to each exercise of stock options during the year ended December 31, 1996 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                            Number of         Value of
                                            Unexercised       Unexercised In-
                                            Options at        the-Money Options
                                            Fiscal Year End   at Fiscal Year End
                                            ---------------   -----------------
                   Shares
                   Acquired on    Value     Exercisable/      Exercisable/
Name               Exercise(s)    Realized  Unexercisable     Unexercisable
---------------    ------------   --------- ---------------   -----------------
Robert E. Lund          -            -       100,000/-          $39,600/-

Bonnie S. Biumi         -            -       66,666/33,334            -/-


Lawrence T. Ellman      -            -       30,000/15,000           -/-

Bruce W. Renard         -            -       68,333/16,667     25,000/12,500

E. Craig Sanders        -            -       200,000/400,000   69,000/-

C. Keith Pressley       -            -       5,000/-               -/-

COMPENSATION OF DIRECTORS

     Currently, all directors receive $500 per person for each board meeting attended telephonically and $1,000 per person for each board meeting attended in person as compensation for serving on the Board of Directors. Upon election (or re-election) by the shareholders of the Company at an annual meeting of shareholders, pursuant to the terms of the Company's 1993 Non-Employee Director Stock Option Plan, each non-employee director of the Company receives an option to purchase 10,000 shares of Common Stock of the Company. Non-employee directors who are chosen to fill a newly created directorship or vacancy in the Board of Directors are also granted an option to purchase 10,000 shares of Common Stock of the Company. The exercise price of any option granted to directors is the fair market value of the Common Stock of the Company on the date the option is granted. All of the directors of the Company are reimbursed for all travel and other expenses incurred in attending meetings.

EMPLOYMENT AGREEMENTS

     The Company is a party to an employment agreement with E. Craig Sanders, the President and Chief Executive Officer of the Company. The employment agreement is for a term commencing May 2, 1996 and ending on December 31, 1998. The agreement provides for a base salary at the annual rate of $300,000, subject to increase upon the review of the Board. The agreement provides for bonus compensation based upon the attainment of performance targets. The agreement provides for the grant of stock options for 600,000 shares of the Company's Common Stock at exercise prices ranging from $2.50 to $7.25 per share, vesting at various dates during the contract term. If the Company terminates Mr. Sanders' employment without cause (except in the circumstances described in the following sentence), the Company will pay Mr. Sanders an amount equal to 200% of his base salary in effect on the date of the termination, as well as provide those fringe benefits enjoyed by him at the date of his termination for a period of two years or, to the extent Mr. Sanders is not eligible to participate in any Company fringe benefit plans, the after tax value of such benefits. If, after a change in control of the Company, Mr. Sanders' employment is terminated by the Company without cause or terminated by Mr. Sanders for good reason, the Company will pay him an amount equal to 200% of the sum of his base salary plus the maximum bonus compensation which he would have been entitled to receive had the Company achieved the performance targets to which bonus compensation is tied for the year of such termination and will continue to provide him with those fringe benefits enjoyed at the date of his termination for a period of two years or, to the extent Mr. Sanders is not eligible to participate in any Company fringe benefit plans, the after tax value of such benefits. In addition, upon a change in control of the Company, all options granted to Mr. Sanders will vest.

     Robert E. Lund served as Chief Executive Officer from November 1995 until May 1996 under an agreement which provided that Mr. Lund would receive a salary of $27,500 per month, in addition to other benefits and reimbursements, and was terminable by Mr. Lund or the Company upon 30 days notice. The agreement was terminated in May 1996.

     The Company is a party to an employment agreement with Bonnie S. Biumi, the Chief Financial Officer and an Executive Vice President of the Company. The employment agreement is for a term commencing July 11, 1994 and ending December 31, 1998. The agreement provides for automatic one year extensions thereafter unless either party gives notice that it is not to be extended. The agreement provides for a base salary at the annual rate of $150,000, increasing 10% each year, provided the Company has met certain income targets. The base salary may also be increased annually by merit increases or at any time at the discretion of the Board of Directors. Ms. Biumi may, at the sole discretion of the Company, be granted a bonus. If the Company terminates Ms. Biumi's employment agreement without cause or Ms. Biumi terminates the agreement for certain defined reasons, the Company will pay Ms. Biumi (a) her base salary through the termination date and (b) as severance pay a lump sum amount equal to 200% of Ms. Biumi's annual base salary at the highest rate in effect during the 12 months immediately preceding termination. Upon termination in connection with a change in control of the Company, Ms. Biumi shall receive (a) her base salary through the termination date, (b) all other benefits provided in the employment agreement in connection with a change in control, (c) severance pay equal to 200% of her annual base salary at the highest rate in effect during the 12 months immediately preceding such termination and (d) options granted to Ms. Biumi under the employment agreement will vest. Upon termination of her employment for disability, Ms. Biumi is entitled to 100% of her base salary then in effect for one year and 50% of her base salary for two additional years.

     The Company is a party to an employment agreement with Lawrence T. Ellman, Executive Vice President/President-National Accounts. The employment agreement is for a term commencing June 22, 1994 and ending December 31, 1997. The agreement provides for a base salary at the annual rate of $150,000, increasing 10% each year with the approval of the Board of Directors, and a minimum annual bonus of $25,000. The Company has no obligation to pay Mr. Ellman benefits upon a termination for cause, disability or death. Upon termination in connection with a change of control of the Company, Mr. Ellman shall receive (a) his base salary through the termination date and (b) severance pay equal to 100% of his annual base salary at the highest rate in effect during the 12 months immediately preceding such termination.

     The Company is a party to an employment agreement with Bruce W. Renard, the Company's General Counsel and Executive Vice President -- Legal and Regulatory Affairs/Carrier Relations. The employment agreement is for a three year term commencing on January 1, 1995 and ending on December 31, 1997. The agreement provides for payment of a base salary initially fixed at the annual rate of $172,500 with an annual increase of 10%, provided the Company has met certain income targets. If the Company terminates Mr. Renard's employment without cause or Mr. Renard terminates the agreement for certain defined reasons, the Company will pay Mr. Renard (a) his base salary through the date of termination and (b) as severance pay a lump sum amount equal to 100% of Mr. Renard's salary in effect during the 12 months immediately preceding termination. Mr. Renard's employment agreement also provides that upon termination in connection with a change in control, Mr. Renard shall receive (a) his base salary through the termination date, (b) all other benefits provided in the employment agreement in connection with a change in control, (c) as severance pay a lump sum amount equal to 100% of his highest annual base salary in effect during the 12 months immediately preceding the termination and (d) options granted to Mr. Renard under the employment agreement will vest. Mr. Renard's agreement is otherwise similar to that of Ms. Biumi.

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

     The Company is a party to a change in control agreement with C. Keith Pressley, President-Inmate Telecommunications Division, an at-will employee of the Company. Upon termination in connection with a change of control of the Company, Mr. Pressley shall receive (a) his base salary through the termination date, (b) severance pay equal to 50% of his annual base salary at the highest rate in effect during the 12 months immediately preceding such termination and
(c) all options granted to Mr. Pressley will vest.

Compensation Committee Interlocks and Insider Participation

     Robert E. Lund served as a member of the Compensation Committee of the Board of Directors during 1996 and, from November 29, 1995 through May 1, 1996, served as the Chief Executive Officer of the Company.

     Compensation Committee member Jody Frank has participated in transactions with the Company since January 1, 1996, which transactions are described below. See "Item 13 - Certain Relationships and Related Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  following  table  sets  forth  certain   information   concerning  the
beneficial  ownership  of the Common  Stock of the  Company as of March 21, 1997
(except as  otherwise  indicated)  by (i) each  person  known by the  Company to beneficially  own more than five percent of the outstanding  Common Stock of the
Company,  (ii) each current director,  (iii) each executive officer named in the
Summary Compensation Table included elsewhere herein, and (iv) all directors and executive officers of the Company,  as a group.  Except as otherwise  indicated, the persons  named in the table have the sole voting and  investment  power with respect to the shares shown as beneficially owned by them.

                                  Amount and Nature              Percent
Name of Beneficial Owner      of Beneficial Ownership(1)         of Class
------------------------      --------------------------        ---------
Charles J. Delaney                      --                          --

Jody Frank                         234,262(2)(3)                   1.44%

Robert E. Lund                     111,350(2)                        *

Justin S. Maccarone                     --                           --

E. Craig Sanders                    200,000(4)                     1.22%

Bonnie S. Biumi                     100,000(4)                        *

Lawrence T. Ellman                  45,000(4)                         *

Bruce W. Renard                     68,333(4)                         *

C. Keith Pressley                   5,000(4)                          *

All directors and executive
officers                            763,945                        4.54%
  as a group (9 persons)

Creditanstalt American Corp.
  245 Park Avenue
  New York, New York  10167         850,000(5)(6)                  5.03%

KAIM Non-Traditional LP             878,200                        5.42%
1800 Avenue of the Stars,
 Second Floor
Los Angeles, California  90067

Heartland Group
 790 N. Milwaukee Street
 Milwaukee, Wisconsin 53202         3,858,100(5)                   23.8%

UBS Partners, Inc.
  299 Park Avenue
  New York, New York 10171         2,897,143(5)(7)                 15.17%

Wellington Management Company
  75 State Street
  Boston, Massachusetts 02109      1,946,690(5)                    12.02%

_________________________
* Less than one percent.

(1) Includes shares of Common Stock issuable upon the exercise of stock options, which are exercisable within 60 days of March 21, 1996.

(2) Includes options to purchase shares of Common Stock granted to the following directors: 125,000 to Jody Frank (at an average exercise price of $8.32 per share); and 100,000 to Robert E. Lund (at an average exercise price of $5.44 per share).

(3) Includes 40,050 shares of Common Stock in a voting trust of which Jody Frank is the beneficial owner. Also includes 3,812 shares owned by Jody Frank as custodian for Aaron Frank, Rebekah Frank and Lucy Frank, Mr. Frank's minor children.

(4) Includes options to purchase 418,333 shares of Common Stock granted to the following executive officers: 200,000 to E. Craig Sanders (at an average exercise price of $3.60 per share); 100,000 to Bonnie S. Biumi (at an average exercise price of $5.69 per share; 45,000 to Lawrence T. Ellman (at an average exercise price of $5.69 per share); 68,333 to Bruce W. Renard (at an average exercise price of $5.84 per share); and 5,000 to C. Keith Pressley (at an average exercise price of $5.13).

(5) Information provided by Schedule 13D and/or 13Gs filed by such persons. The Company has not independently verified such information.

(6) Represents currently exercisable warrants received in connection with a previous credit facility between the Company and Creditanstalt-Bankverein (of which Creditanstalt American Corporation is a wholly- owned subsidiary) and 150,000 shares of Common Stock obtained upon the exercise of warrants in connection with a previous credit facility. The currently exercisable warrants expire March 12, 2000 and are exercisable for 700,000 shares of Common Stock or the Company's Series B Preferred Stock at a price of $5.25 per share. Each share of Series B Preferred Stock is convertible into one share of Common Stock. See "Certain Relationships and Related Transactions."

(7) Includes: (i) options to acquire 40,000 shares of Common Stock of the Company at an average exercise price of $3.91, held for the benefit of UBS Partners by former director Jeffrey Keenan and current directors Charles J. Delaney and Justin S. Maccarone; and (ii) 2,857,143 shares of Common Stock issuable upon conversion of 150,000 shares of Preferred Stock currently outstanding. All of the outstanding Preferred Stock is owned by UBS Partners (a wholly-owned subsidiary of Union Bank of Switzerland).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 1996, the Company has engaged in the following transactions with directors and/or executive officers of the Company, shareholders listed in the Security Ownership Table or with businesses with which they are associated.

1. In February 1995, after obtaining a fairness opinion indicating the proposed sale of the assets for the agreed upon consideration was fair to the Company from a financial point of view and after the transaction was approved by the disinterested members of the Company's Board of Directors, the Company sold substantially all of the assets of its prepaid calling card business to Global Link Teleco Corporation ("Global Link") for approximately $6.3 million. Upon the sale, the Company maintained the right to designate one member of Global Link's Board of Directors. The Company received $1.0 million in cash, a $5.3 million promissory note due February 1998, bearing interest at 8.5%, payable quarterly, and shares of common stock of Global Link. As a result of the February 1995 transactions, the Company's interest in the outstanding common stock of Global Link was 19.99%. At the time of such transaction, Jody Frank was a director and shareholder of Global Link.

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

     2. As disclosed in previous proxy statements, the Company loaned certain funds (the "Company Loans") to Jody Frank, and certain now former executive officers of the Company (the "Borrowers") for the reasons described below. Each of the Company Loans was made following approval by the members of the Board of Directors who were not parties to the transactions as a means to provide the Borrowers with a vehicle to refinance certain commercial bank indebtedness they had incurred to exercise Company stock options and pay related income taxes. The Borrowers exercised the stock options in December 1993 to purchase the Company's Common Stock for purposes of increasing the Company's shareholders' equity without accessing the external capital markets. The Borrowers personally borrowed the funds to exercise the options from a commercial bank and pledged the Company's Common Stock issued upon exercise as collateral for the bank loans ("Bank Loans"). This equity increase in turn was a significant factor in permitting the Company to increase its credit facility from $60.0 million to $125.0 million in February 1994.

     Commencing in May 1994, as the market price of the stock declined, the bank on several occasions required the Borrowers to pay down the Bank Loans or provide additional collateral. The Borrowers approached the disinterested members of the Company's Board of Directors to seek the Company's assistance in refinancing a portion of their Bank Loans. The Company then advanced the Company Loans, including an aggregate of $213,217 to Mr. Frank, of which $143,217 was to refinance his bank loan and $70,000 was in connection with the payment of personal income taxes related to the phantom gain incurred upon the December 1993 exercise of the stock options mentioned above.

     In February 1996, the Company agreed to restructure the full principal amount of Mr. Frank's loans plus accrued interest in an aggregate amount of $248,501. In connection with the restructuring, the Company received from Mr. Frank a stock pledge agreement encumbering 35,000 shares of Common Stock of the Company held by Mr. Frank. As restructured, $124.250.50 of Mr. Frank's loans are evidenced by a non-recourse promissory note (which note limits enforcement of the note to the 35,000 pledged shares of Common Stock) bearing interest at the rate of 6.43% annually, and payable in full on February 1, 2001. The remaining $124,250.50 is evidenced by a promissory note bearing interest at the rate of 6.19% annually and payable in five annual installments beginning on February 1, 2002. Except for such restructured loan and related pledge of Common Stock, Mr. Frank has no indebtedness to the Company.

     3. In April 1996, the Company amended its credit facility with Creditanstalt-Bankverein to accomplish, among other things, the following: (i) Credistantstalt-Bankverein waived defaults arising under the credit facility; and, (ii) the line of credit under the credit facility was decreased from $40 million to $10 million. At the same time, the Company decreased to $5.25 the exercise price of the warrants held by Credistanstalt American Corporation to acquire Common Stock or Series B Preferred Stock of the Company that had not already been repriced. The warrants repriced in April 1996 consisted of warrants to acquire 150,000, 300,000 and 50,000 shares at exercise prices of $8.00 per share, $9.33 per share and $9.00 per share, respectively. On March 26, 1997, the Company increased its credit facility with Creditanstalt-Bankverein from $10,000,000 to $20,000,000. Since January 1, 1996 the Company has paid Creditanstalt-Bankverein $412,500 in fees as a lender in connection with the Company's credit facilities.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed with, and as a part of, this Annual Report on Form 10-K.

     1. Financial Statements.

          For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Financial Statements and Schedules on Page 35.

     2. Financial Statement Schedules.

          The following Supplementary Schedules are filed with this Annual Report on Form 10-K:

          See Index to Financial Statements and Schedules on Page 35.

     3. Exhibits.

          (i) See Exhibit Index on Pages 80-82.

(b) Reports on Form 8-K.

          (1) A Current  Report on Form 8-K dated  October 24, 1996  relating to
          Item 5.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLES TELEPHONE COMPANY, INC.


Date: March 31, 1997                   /s/ E. Craig Sanders
                                       E. CRAIG SANDERS
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                  Title                                   Date
--------------------      ---------------------------------      --------------
/s/ E. Craig Sanders      President,
E. Craig Sanders          Chief Executive Officer, Director      March 31, 1997

/s/ Bonnie S. Biumi       Executive Vice President,
Bonnie S. Biumi           Chief Financial Officer                March 31, 1997

/s/ Teri L. Miller
Teri L. Miller            Corporate Controller                   March 31, 1997

/s/ Charles J. Delaney
Charles J. Delaney        Director                               March 31, 1997

/s/ Jody Frank
Jody Frank                Director                               March 31, 1997

/s/ Robert E. Lund
Robert E. Lund            Director                               March 31, 1997

/s/ Justin S. Maccarone
Justin S. Maccarone       Director                               March 31, 1997



                                  EXHIBIT INDEX

I. Exhibits

*3.1 Amended and Restated Certificate of Incorporation as amended to the date of filing of this Form 10-K.

3.2 Restated Bylaws adopted on November 30, 1987 (incorporated herein by reference from the Registration Statement on Form 10, File No. 0-16479, filed with the Securities and Exchange Commission (the "SEC")

3.3 Form of Second Amended and Restated Warrant Agreement dated as of February 17, 1994 between the Company and Creditanstalt American Corporation ("CAC") (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994). (File No. 0-16479)

3.4 First Amendment to Second Amended and Restated Warrant Agreement dated October 30, 1995 between the Company and CAC (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995) (File No. 0-16479)

3.5 Second Amendment to Second Amended and Restated Warrant Agreement dated April 4, 1996 between the Company and CAC (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
1996) (File No. 0-16479)

4.1 Fourth Amended and Restated Loan and Security Agreement dated July 19, 1995 by and among the Company, the lenders named therein and Creditanstalt-Bankverein (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

4.2 Waiver and First Amendment dated November 29, 1995 between the Company and Credistanstalt-Bankverein with regard to the Fourth Amended and Restated Loan and Security Agreement. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 3, 1995)(File No. 0-16479)

4.3 Second Amendment dated April 4, 1996 to the Fourth Amended and Restated Loan and Security Agreement between the Company and Creditanstalt-Bankverein. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the year ended March 31, 1996) (File No. 0- 16479)

*4.4 Third Amendment dated March 26, 1997 to the Fourth Amended and Restated Loan and Security Agreement between the Company and Creditanstalt-Bankverein.

4.5 Indenture, dated as of July 15, 1995, between the Company and First Union National Bank of North Carolina (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

10.1 Employment Agreement dated June 22, 1994 and related Stock Option Agreement dated July 11, 1994 between the Company and Lawrence T. Ellman (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995). (File No. 0-16479)

10.2 Employment Agreement dated July 11, 1994 and related Stock Option Agreement dated July 11, 1994, between the Company and Bonnie S. Biumi. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994). (File No. 0-16479)

10.3 Employment Agreement dated January 1, 1995 between the Company and Bruce W. Renard (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended 1994). (File No. 0-16479)

10.4 AT&T Commission Agreement dated April 20, 1995 by and between AT&T Communications, Inc. and the Company (incorporated herein by reference to Amendment No. 2 to Form S-3 Registration No. 33-58657).

10.5 Security Purchase Agreement between UBS Capital Corporation; Appian Capital Partners, L.L.C. and the Company dated July 3, 1995 (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

10.6 Letter Agreement, dated July 18, 1995, among the Company, UBS Capital Corporation, UBS Partners, Inc. and Appian Capital Partners, L.L.C., amending the Securities Purchase Agreement, dated as of July 3, 1995 among the Company, UBS Capital Corporation and Appian Capital Partners, L.L.C. (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

10.7 Form of Stock Purchase Warrant issued on July 19, 1995 to Appian Capital Partners, L.L.C. (incorporated herein by reference to Form 8-K dated July 19,
1995). (File No. 0-16479)

10.8 Form of Contingent Stock Purchase Warrant issued on July 19, 1995 to UBS Partners, Inc. (incorporated herein by reference to Form 8-K dated July 19,
1995). (File No. 0- 16479)

10.9 Registration Rights Agreement dated as of July 19, 1995 between the Company and UBS Partners, Inc. (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

10.10 Asset Purchase Agreement dated as of November 1, 1995 between the Company, PTC Cellular, Inc. and Shared Technologies Cellular, Inc. (incorporated herein by reference to Form 8-K dated November 13, 1995). (File No. 0-16479)

10.11 1994 Stock Incentive Plan of the Company (incorporated herein by reference to pages A-1 through A-7 of the Company's 1994 Proxy Statement). (File No. 0-16479)

10.12 1987 Non-Qualified Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8 (Registration Statement No. 33-58603) filed on April 13, 1995. (File No. 0-16479)

10.13 1987 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Company's Registration Statement on Form S-8 (Registration Statement No. 33-58603) filed on April 13, 1995. (File No. 0-16479)

10.14 1993 Non-Employee Director Stock Option Plan (incorporated herein by reference to pages A-1 through A-4 of the Company's 1993 Proxy Statement). (File No. 0-16479)

*10.15 Amendment dated January 10, 1996 to Employment Agreement between the Company and Bonnie S. Biumi.

10.16 Employment Agreement dated May 2, 1996 between the Company and E. Craig Sanders.(incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996). (File No. 0-16479)

10.17 Employment Agreement dated August 15, 1996 between the Company and Neil N. Snyder, III. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996). (File No. 0-16479)

*10.18 Amendment dated January 27, 1997 to the Employment Agreement between the Company and Lawrence T. Ellman.

*10.19 Letter Agreement dated April 30, 1996 between the Company and C. Keith Pressley.

*21 List of Subsidiaries

*23.1 Consent of Ernst & Young LLP

*23.2 Consent of Price Waterhouse LLP

*27 Financial Data Schedule (for SEC use only)



--------------
* Filed with this Annual Report on Form 10-K.