Form 10-K/A
period 1996-12-31
PEOPLES TELEPHONE COMPANY INC
filed 1997-04-11
CIK 819694

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


     Item 10 of the Annual  Report on Form 10-K for the year ended  December 31,
1996 of Peoples Telephone Company, Inc. (the "Company") is hereby amended to read in its entirety as follows:

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

Ownership and Transactions Reports

     Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in the Company's equity securities; such persons are also required to furnish the Company with copies of such reports. Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 1996 except that for Mr. Snyder one report regarding one transaction was filed late.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLES TELEPHONE COMPANY, INC.


Date: April 10, 1997                   /s/ Bonnie S. Biumi
                                      BONNIE S. BIUMI
                                      Chief Financial Officer