Form 10-Q
period 1997-03-31
PEOPLES TELEPHONE COMPANY INC
filed 1997-05-14
CIK 819694

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended: March 31, 1997

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                         Commission File Number: 0-16479


                         PEOPLES TELEPHONE COMPANY, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                 NEW YORK                         13-2626435
               ------------                      -------------
             (State or other jurisdiction       (I.R.S. Employer
              of incorporation or                  I.D. No.)
                  organization)

                 2300 NORTHWEST 89TH PLACE, MIAMI, FLORIDA 33172
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 593-9667
                                 --------------
              (Registrant's telephone number, including area code)
                              ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, outstanding at May 12, 1997: 16,195,434 shares.


Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                         PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                 March 31,       December 31,
             Assets                                1997              1996
                                              ------------       ------------
                                               (Unaudited)
Current assets
  Cash and cash equivalents.................  $     4,367        $    12,556
  Accounts receivable, net of allowance
   for doubtful accounts of $4,147 and
   $4,037...................................       16,407             11,598
  Inventory.................................        2,366              2,412
  Prepaid expenses  and other current assets        2,910              2,665
                                              ------------       ------------
      Total current assets..................       26,050             29,231
Property and equipment, net.................       61,591             65,067
Location contracts, net.....................       27,681             27,465
Goodwill, net...............................        5,189              5,660
Intangible assets, net......................        1,557              1,768
Other assets, net...........................        6,365              6,610
Deferred income taxes.......................        3,407              3,407
Investments.................................        1,790              1,662
                                              ------------       ------------
     Total assets...........................  $   133,630        $   140,870
                                              ============       ============
    Liabilities and Shareholders' Equity

Current liabilities
  Notes payable and current maturities
   of long-term debt........................  $       565        $       548
  Current portion of obligations under
   capital leases...........................          852                952
  Accounts payable and accrued expenses.....       19,268             19,240
  Accrued interest payable..................        2,632              5,697
  Taxes payable.............................        2,379              2,418
                                              ------------       ------------
     Total current liabilities..............       25,696             28,855
Notes payable and long-term debt............      100,491            100,657
Obligations under capital leases............          426                573
                                              ------------       ------------
     Total liabilities......................      126,613            130,085
 Commitments and contingencies..............        -                  -
 Preferred Stock
 Cumulative convertible preferred stock,
   Series C, $.01 par value, 160 shares
   authorized; 150 shares issued and
   outstanding..............................      13,586              13,556
 Preferred stock dividends payable .........       1,785               1,523
                                              ------------       ------------
     Total preferred stock.................       15,371              15,079
                                              ============       ============
Shareholders' equity
  Preferred stock; $.01 par value; 4,240
    shares authorized; none issued and
    outstanding.............................        -                   -
  Convertible preferred stock; Series B,
    $.01 par value; 600 shares authorized;
    none issued and outstanding.............        -                  -
  Common stock; $.01 par value; 75,000 shares
    authorized; 16,195 and 16,108 shares
    issued and outstanding..................         162                 162
  Capital in excess of par value............      60,163              60,453
  Accumulated deficit ......................    (67,336)            (63,438)
  Unrealized loss on investments............     (1,343)             (1,471)
                                              ----------        ------------
     Total shareholders' deficit............     (8,354)             (4,294)
                                              ----------        ------------
     Total liabilities and shareholders'
       equity...............................  $ 133,630         $    140,870
                                              ===========       ============

The accompanying notes are an integral part of these consolidated financial statements.


                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                            For the three months ended
                                                    March  31,
                                          -----------------------------
                                             1997              1996
                                          ----------       ------------
Revenues
  Coin calls ..........................  $    17,940       $     18,141
  Non-coin calls.......................       13,668             12,355
                                          ----------       -------------
      Total revenues...................       31,608             30,496

Costs and expenses
  Telephone charges....................        9,153              9,863
  Commissions..........................        8,764              8,267
  Field service and collection.........        5,012              4,790
  Selling, general and administrative..        3,074              2,981
  Depreciation and amortization........        6,155              5,827
                                          ----------       -------------
     Total costs and expenses..........       32,158             31,728
                                          ----------       -------------
Operating loss.........................        (550)            (1,232)

Other (income) and expenses:
  Interest expense, net................        3,348              3,263
  (Gain) loss on disposal of prepaid
    calling card and international
    telephone centers..................         -                 (545)
  Other................................         -                   550
                                          ----------       ------------
     Total other (income) and expenses,
       net.............................        3,348              3,268
                                          ----------       ------------
Loss before income taxes...............       (3,898)            (4,500)
Benefit from income taxes..............         -                  -
                                          ----------       ------------
Net loss...............................  $    (3,898)      $     (4,500)
                                         ============      =============
Earnings (loss) per common share both
   primary and fully diluted...........  $      (.26)      $       (.29)
                                         ============      =============
Weighted average common and common
 equivalent shares outstanding.........        16,195             16,173
                                         ============      =============










The accompanying notes are an integral part of these consolidated financial statements.



                         PEOPLES TELEPHONE COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Unaudited, in thousands)

                                           For the three months ended,
                                                     March 31,
                                          -----------------------------
                                             1997             1996
                                          ----------       ------------
Cash flow from operating activities:
  Net loss................................   $   (3,898)      $    (4,500)
  Adjustments to reconcile net loss
      to net cash used by operating
      activities:
      Depreciation and amortization.......        6,155              5,827
      Amortization of deferred financing
       costs..............................          285                201
      Gain on sale of assets..............         -                  (545)
      Change in assets and liabilities:
           (Increase) decrease in accounts
             receivable...................       (4,922)                158
           Decrease (increase) in
             inventory....................            46               (197)
           (Increase) decrease in prepaid
             expenses and other current
             assets.......................          (245)               369
           (Increase) decrease in other
             assets.......................          (159)               313
           Increase (decrease) in accounts
               payable and accrued expenses           28               (54)
           Decrease in accrued  interest..        (3,065)           (2,929)
           (Decrease) increase in taxes
             payable......................           (39)               103
                                               ----------        -----------
Net cash used by  operating activities.....       (5,814)           (1,254)

Cash flow from investing activities:
    Payments for acquisitions and certain
     contracts.............................       (1,690)           (1,303)
    Property and equipment additions.......         (419)             (754)
    Proceeds from sale of assets...........           233               800
                                               ----------        -----------
Net cash used in investing activities......       (1,876)            (1,257)

Cash flow from financing activities:
    Net payments under note payable to
     bank..................................         (150)              (165)
    Principal payments under capital lease
     obligations...........................         (351)              (229)
    Exercise of stock options and warrants.             2              -
                                               ----------       ------------
Net cash used in  financing activities.....         (499)              (394)
                                               ----------       ------------

Net decrease in cash and cash equivalents..       (8,189)            (2,905)
Cash and cash equivalents at beginning of
 period....................................        12,556            12,366
                                               ----------       ------------
Cash and cash equivalents at end of period.   $     4,367      $      9,461
                                              ============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND MARCH 31, 1996
                                   (unaudited)


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

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 as set forth in the Company's 1996 Annual Report on Form 10-K.

NOTE 2 - INVESTMENTS

The Company's investment in Global Telecommunications Solutions, Inc. ("GTS") is accounted for in accordance with Statement No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. Accordingly, this investment is reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of Shareholders' Equity. The fair value of the Company's investment in GTS common stock at March 31, 1997 was approximately $1.8 million which is net of approximately $1.3 million of unrealized investment losses.

NOTE 3 - EARNINGS PER SHARE

The treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. For 1997 and 1996, common stock equivalents were excluded since the effect would be anti-dilutive.

See primary and fully diluted earnings (loss) per common share calculation as summarized on page 7.

NOTE 4 - LONG-TERM DEBT

During March 1997, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement increasing the credit facility to $20.0 million. The interest rate on balances outstanding under the credit facility vary based upon the leverage ratio maintained by the Company. All outstanding principal balances are due in full in 2000. Interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily unused balance of the credit facility under the Loan Agreement. The Loan Agreement is secured by substantially all of the Company assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND MARCH 31, 1996
                                   (unaudited)

NOTE 5 - SHAREHOLDERS' EQUITY

In March 1997, the Company's shareholders approved an increase in the number of authorized shares of the Company's Preferred Stock and Common Stock to 5 million and 75 million shares, respectively.

NOTE 6 - INCOME TAXES

For the quarters ended March 31, 1997 and 1996, the Company recorded valuation allowances of approximately $1.5 million and $1.7 million against deferred tax assets generated during the periods. Valuation allowances were provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.



                         PEOPLES TELEPHONE COMPANY, INC.
            COMPUTATION OF PRIMARY AND FULLY-DILUTED EARNINGS (LOSS)
                                PER COMMON SHARE
                (unaudited, in thousands, except per share data)

                                                            For The
                                                      Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                     1997           1996
                                                  ---------     -----------


Net loss..................................       $   (3,898)     $   (4,500)

Less:
 Cumulative preferred stock dividends.....             (262)           (262)
                                                  ---------     -----------
   Net loss for per share computations....       $   (4,160)    $    (4,762)
                                                 ===========    ============
Number of shares:
Weighted average shares used in the per
 share computation........................            16,195          16,173
                                                 ===========    ============
Primary loss per common and common
  equivalent share........................       $     (.26)    $      (.29)
                                                 ===========    ============

                                                            For The
                                                      Three Months Ended
                                                           March 31,
                                                ----------------------------
                                                     1997           1996
                                                 ------------     ----------
Net loss..................................       $   (3,898)      $  (4,500)

Less:
 Cumulative preferred stock dividends......            (262)           (262)
                                                  ---------     -----------
   Net loss for per share computations.....      $   (4,160)      $  (4,762)
                                                 ===========    ============
Number of shares:
Weighted average shares used in the per
  share computation........................           16,195          16,173
                                                 ===========    ============
Fully diluted loss per common and common
  equivalent share.........................      $     (.26)      $    (.29)
                                                 ===========    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter ended March 31, 1997 to the quarter ended March 31, 1996 and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with Management's Discussion and Analysis appearing in the Company's Form 10-K for the year ended December 31, 1996.

     Statements in Management's Discussion and Analysis relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performances or achievements of Peoples Telephone Company, Inc. to be materially different from any future results, performances or achievements expressed or implied by such forward- looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: the impact of competition, especially in a deregulated environment, uncertainties with respect to the implementation and effect of the Telecommunications Act of 1996, including potential litigation seeking to modify or overturn the order of the Federal Communications Commission implementing such act, or portions thereof, the ongoing ability of the Company to deploy its phones in favorable locations and the Company's ability to continue to implement operational improvements. Such factors and others are set forth more fully in the Company's 1996 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and the consolidated financial statements and notes there to appearing elsewhere in this report.

Revenues

     The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 56.8 % and 59.5% of total consolidated revenues for the quarters ended March 31, 1997 and 1996, respectively. Coin revenue decreased 1.1% to $17.9 million during the quarter ended March 31, 1997, compared to the same period in 1996. The Company's average installed public pay telephone base was approximately 38,400 phones and 38,300 phones for the three month periods ended March 31, 1997 and 1996, respectively. Coin revenue on a per phone basis decreased by 1.3% for the quarter ended March 31, 1997, respectively, as compared to the same period in 1996. The decrease in coin revenue is primarily attributable to a decrease in the number of days in February 1997 (28) as compared to February 1996 (29). After adjusting for the difference in number of days, coin revenue, per phone basis, remained relatively consistent during the first quarter of 1997 as compared to the same period in the prior year.

     While the Company's coin revenue on a per phone basis has remained relatively consistent, the Company believes that the number of coin calls made at its public pay telephones may remain flat or decrease over time. The Company believes that the decreases will primarily result from among other things, the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and the operation of more public pay telephones in closer proximity to the Company's telephones. The Company also believes that these decreases may be offset, over time, by increases in local coin call rates as a result of potential regulatory changes, although there can be no assurances.

     On November 8, 1996, the Federal Communications Commission (the AFCC@) issued its final order on reconsideration (the AOrder@) setting forth and affirming regulations implementing Section 276 of the federal Telecommunications Act of 1996, previously issued on September 20, 1996. As a result of an appeal of the Order, the ultimate implementation and details of the Order are subject to the outcome of an action pending before the United States Court of Appeals for the District of Columbia. See "Business - Public Pay Telephone Industry Overview" and "Business - Regulation" appearing in the Company's Form 10-K for the year ended December 31, 1996. The regulations in the Order, among other things, set forth a plan for the deregulation of local coin calling rates by October 1997. The Order allows states to request modification or exemption from deregulation upon a detailed showing in support of such request by the state. Although neither the Company nor the industry can predict exactly what will happen in such a deregulated environment, trends indicate that there should be a move by the public pay telephone operators toward increased local coin calling rates in states where deregulation is implemented. This trend is evidenced by the fact that five states (Iowa, Nebraska, Wyoming, Michigan and South Dakota) have deregulated local coin calling rates and four of those five states now have local coin calling rates of $0.35. In addition, Illinois and Wisconsin, although still under regulation, have also increased their local coin calling rates to $0.35 through approval of rate/tariff applications filed by pay telephone operators in such states.

     Non-coin revenue is derived from calling card calls, credit card calls, collect calls and third-party billed calls placed from the Company's public pay telephones and inmate telephones. The Company currently uses AT&T to act as its primary national operator service provider. When the call is completed through the third-party operator service provider, the Company records as revenue the amount it receives from the third-party operator service provider which represents a negotiated percentage of the total amount the caller pays for the call. In May 1996, AT&T began paying a specified per call amount for interLATA
(800) dial around calls as opposed to a percentage of the revenue generated by those calls. The Company estimates that the impact on non-coin revenue of the change in the compensation structure under the AT&T contract was a decrease of approximately $1.4 million for the three months ended March 31, 1997.

     In addition to the change in compensation under the AT&T contract, the Company is continuing to experience a shift in call traffic from 0+ calls, for which the Company receives a percentage of the revenue generated by those calls, to access code calls for which the Company receives a flat rate per phone or per call compensation amount. Due to aggressive advertising campaigns by long-distance companies promoting the use of access code calls, the Company believes that the decrease in non-coin revenue due to the changes in call traffic patterns is likely to continue. Subject to possible changes resulting from the appeal of the Order, these decreases in non-coin revenue are currently being offset by changes in the amount of compensation received by the Company for access code calls as well as (800) subscriber calls, as required under the Order. The Order mandates dial around compensation to public pay telephone providers for both types of calls at a flat-rate of $45.85 per pay telephone per month beginning November 6, 1996. This flat rate will be effective through October 1997, at which time, compensation will begin on a per call basis at a rate of $0.35 per call or such other rate negotiated by the pay telephone provider and the carriers.

     Non-coin revenue represented approximately 43.2 % and 40.5% of total revenues from continuing operations for the quarters ended March 31, 1997 and 1996, respectively. For the quarter ended March 31, 1997, revenues from non-coin calls increased 10.6% to approximately $13.7 million, compared to the quarter ended March 31, 1996. This increase was primary attributable to the increase in compensation received for dial-around calls as a result of the implementation of the Order, partially offset by (i) the change in the Company's compensation structure under the AT&T contract discussed above, and; (ii) the decrease in the number of inmate telephone lines operated by the Company. During the three month period ended March 31, 1997, the Company operated an average of 1,700 inmate telephone lines compared to approximately 2,100 during the same period of 1996.

     Operating Expenses

     Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges paid to Local Exchange Carriers which include the costs of basic service and transport of local coin calls, long-distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to property owners and correctional facilities for revenues generated by the Company's telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipts and certain other taxes, corporate travel and entertainment and various other expenses. Total operating expenses were approximately 82.3% and 84.9% of total revenues from continuing operations for the quarters ended March 31, 1997 and 1996, respectively.

     Telephone charges decreased as a percentage of total revenues from continuing operations to 29.0% for the quarter ended March 31, 1997, compared to 32.3% for the same period in 1996. The decrease in telephone charges as a percentage of total revenue can be primarily attributed to the increase in non-coin revenue related to dial-around compensation earned in the first quarter of 1997 for which no telephone charges are incurred. In addition, the Company continues to experience decreased telephone charges as a result of regulatory changes and competition within the local/intraLATA service market.

     Commissions as a percentage of total revenues from continuing operations for the three months ended March 31, 1997 increased to approximately 27.7% as compared to 27.1% for the same period of the prior year. The increase in commissions as a percentage of revenues for the three months was primarily attributable to an increase in commission rates paid in connection with the Atlanta Hartsfield International Airport account and increased commission rates for new and renewed contracts due to increasing competition in the public pay telephone and inmate telephone markets.

     Field service and collection expenses as a percentage of total revenues from continuing operations were 15.9% and 15.7% for the first quarters of 1997 and 1996, respectively. Field service and collection expenses increased approximately 4.7% to approximately $5.0 million for the first quarter of 1997, as compared to the same period in 1996. This increase was primarily attributable to additional costs incurred for the addition of certain key operations employees who are needed to implement certain initiatives which are intended to result in achieving further operational efficiencies. Selling, general and administrative expenses were constant at approximately $3.0 million for both the first quarter of 1997 and 1996.

Depreciation and Amortization

     Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life for public pay telephones and a five-year useful life for inmate telephones. Amortization is primarily based on acquisition costs including location contracts, goodwill and non-competition provisions and is calculated on a straight-line method using estimated useful lives ranging from five to twenty years. Depreciation and amortization increased to $6.2 million for the quarter ended March 31, 1997, compared to $5.8 million for the same period in 1996, primarily attributable to additional amortization expense related to acquisition and renewal costs of location contracts.

Operating Loss

     Operating   losses  for  the  three   months  ended  March  31,  1997  were
approximately $0.6 million as compared to $1.2 million for the first quarter of 1996.

Interest Expense

     For the first quarter of 1997, interest expense was approximately $3.3 million which is relatively consistent with interest expense in the same quarter in 1996.

Gain on Disposal of Prepaid Calling Card and International Telephone Centers

     The three months ended March 31, 1996 includes a gain on disposal of prepaid calling card and international telephone centers of approximately $0.3 million received in connection with the sale of the Company's international telephone center operations and approximately $0.3 million recognized in connection with the merger of Global Link Teleco Corporation and Global Telecommunications Solutions, Inc.

Other

     Other   expense  for  the  three  months  ended  March  31,  1996  includes approximately $0.6 million of severance obligations incurred under employment agreements with certain key executives.

Benefit from Income Taxes

     The Company recorded valuation allowances for 100% of the deferred tax assets generated from operating losses. The Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.5 million as compared to $1.7 million for the three months ended March 31, 1997 and 1996, respectively.

Net Loss from Continuing Operations before Extraordinary Item

     The Company had a net loss from continuing operations of approximately $(3.9) million and $(4.5) million for the three months ended March 31, 1997 and 1996, respectively.

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

     EBITDA from continuing operations was approximately $5.6 million for the quarter ended March 31, 1997, compared to $4.6 million for the same period in 1996. The increase in EBITDA is attributable to increased dial-around compensation, partially offset by decreased compensation received under the AT&T contract and the decrease in the Company's installed base of inmate telephone lines, as noted above.

Liquidity and Capital Resources

     During the first quarter of 1997, the Company continued to finance its operations from operating cash flow. For the three months ended March 31, 1997, the Company's operating cash flow was $(5.8) million compared to $(1.3) million for the same period in 1996. The decrease in the Company's operating cash flow is primarily attributable to an increase of approximately $4.8 million of accounts receivable related to the accrual of dial-around compensation.

     The Company's net working capital was approximately $0.4 million, with a current ratio of 1.0 to 1, at March 31, 1997. This is consistent with the Company's liquidity position at December 31, 1996.

During March 1997, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement increasing the credit facility to $20.0 million. The interest rate on balances outstanding under the credit facility vary based upon the leverage ratio maintained by the Company. All outstanding principal balances are due in full in 2000. Interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily unused balance of the credit facility under the Loan Agreement. The Loan Agreement is secured by substantially all of the Company assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends. At March 31, 1997, the Company was in compliance with the amended covenants and had no amounts borrowed under the facility.

Based upon current expectations, the Company believes that cash flow from operations, together with amounts which may be borrowed under the amended credit facility, will be adequate for it to meet its working capital requirements, pursue its business strategy and service its obligations with respect to its 12 1/4% Senior Notes, although there can be no assurances that it will be able to do so.

     The preceding forward looking information is subject to a variety of factors and uncertainties, including the impact of competition on the Company's operations, the ultimate implementation and effect of the Telecommunications Act of 1996, the ongoing ability of the Company to deploy its phones in favorable locations and to continue to implement operational improvements.

Part II       OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

At the Company's Special Meeting of Shareholders held on February 14, 1997 and adjourned to, and reconvened on, March 7, 1997, the shareholders of the Company voted:

     1. to amend the Company's Restated Certificate of Incorporation, as amended (the "Charter"), in order to increase the number of authorized shares of the Company's common stock to 75,000,000 shares and the number of authorized shares of the Company's preferred stock to 5,000,000 shares;

     2. to amend the Charter to permit the Company to grant preemptive and preferential rights to acquire shares of the Company's capital stock pursuant to contractual agreements;

     3. to ratify the grant of certain stock options granted outside of the Company's stock option plans.

     The number of votes on each proposal cast for, against, abstaining and broker non-votes was as follows:

                            For         Against     Abstain    Broker Non-Votes
                        ------------  ----------- -----------  ----------------

a)  Proposal One        10,024,036     3,026,655     61,230          -
b)  Proposal Two         9,641,669     3,389,442     79,585          -
c)  Proposal Three       9,673,007     2,591,008     63,891          -

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


                                       PEOPLES TELEPHONE COMPANY, INC.
                                       ----------------------------------------
                                       Registrant


Date:    May 14, 1997                  /s/  Bonnie S. Biumi
                                       ----------------------------------------
                                       Bonnie S. Biumi
                                       Chief Financial Officer