Form 10-Q
period 1997-06-30
PEOPLES TELEPHONE COMPANY INC
filed 1997-08-14
CIK 819694

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended: June 30, 1997

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

                                 (305) 593-9667
              (Registrant's telephone number, including area code)
                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, outstanding at August 11, 1997: 16,195,434 shares.


Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                         PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                  June 30,   December 31,
             Assets                                 1997         1996
                                                 ----------  -------------
                                                (Unaudited)
Current assets
  Cash and cash equivalents .................    $  7,424    $  12,556
  Accounts receivable, net of allowance
   for doubtful accounts of $4,318 and $4,361.     18,732       11,598
  Inventory ..................................      1,852        2,412
  Prepaid expenses  and other current assets .      2,855        2,665
                                                 ----------  -------------
      Total current assets ...................     30,863       29,231
Property and equipment, net ..................     59,209       65,067
Location contracts, net ......................     26,743       27,465
Goodwill, net ................................      4,780        5,660
Intangible assets, net .......................      1,346        1,768
Other assets, net ............................      5,809        6,610
Deferred income taxes ........................      3,407        3,407
Investments ..................................      1,993        1,662
                                                ----------  -------------
     Total assets ............................   $134,150    $ 140,870
                                                ==========  =============
     Liabilities and Shareholders' Equity

Current liabilities
  Notes payable and current maturities of long
   -term debt ................................   $    582    $     548
  Current portion of obligations under capital
   leases ....................................        722          952
  Accounts payable and accrued expenses ......     20,697       19,240
  Accrued interest payable ...................      5,705        5,697
  Taxes payable ..............................      2,386        2,418
                                                ----------  -------------
     Total current liabilities ...............     30,092       28,855
Notes payable and long-term debt .............    100,338      100,657
Obligations under capital leases .............        337          573
                                                ----------  -------------
     Total liabilities .......................    130,767      130,085
 Commitments and contingencies ...............      --           --
 Preferred Stock
  Cumulative convertible preferred stock,
  Series C, $.01 par value,160 shares
  authorized; 150 shares issued and outstanding    13,616       13,556
  Preferred stock dividends payable............     2,047        1,523
                                                ----------  -------------
      Total preferred stock ...................    15,663       15,079
Shareholders' equity
  Preferred stock; $.01 par value; 4,240 shares
  authorized; none issued and outstanding .....      --           --
  Convertible preferred stock; Series B, $.01
   par value; 600 shares authorized; none issued
   and outstanding ............................      --           --
  Common stock; $.01 par value; 75,000 shares
    authorized;16,195 shares issued and
    outstanding ...............................       162          162
  Capital in excess of par value ..............    59,870       60,453
  Accumulated deficit .........................   (70,287)     (63,438)
  Unrealized loss on investments ..............    (2,025)      (1,471)
                                                ----------  -------------
     Total shareholders' deficit ..............   (12,280)      (4,294)
                                                ----------  -------------
     Total liabilities and shareholders' equity  $134,150     $140,870
                                                ==========  =============

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)


                                               For the three months ended
                                                        June  30,
                                               ---------------------------
                                                 1997              1996
                                               ---------        ----------
Revenues
  Coin calls ...............................   $ 19,293         $ 19,995
  Non-coin calls ...........................     13,702           11,964
                                               ---------        ----------
      Total revenues .......................     32,995           31,959

Costs and expenses
  Telephone charges ........................      8,994            9,883
  Commissions ..............................      9,156            8,846
  Field service and collection .............      5,188            5,020
  Selling, general and administrative ......      3,071            3,265
  Depreciation and amortization ............      6,257            5,994
  Other ....................................       --               --
                                               ---------        ----------
     Total costs and expenses ..............     32,666           33,008
                                               ---------        ----------
Operating income (loss)  ...................        329           (1,049)

Other (income) and expenses:
  Interest expense, net ....................      3,280            3,130
 (Gain) loss on disposal of prepaid calling
   card and International telephone centers.       --               --
                                               ---------        ----------
     Total other (income) and expenses, net.      3,280            3,130
                                               ---------        ----------
Loss before income taxes ....................    (2,951)          (4,179)
Benefit from income taxes ...................      --               --
Net loss ....................................  $ (2,951)        $ (4,179)
                                               =========        ==========
Earnings (loss) per common share both primary
   and fully diluted ........................  $  (0.20)        $  (0.28)
                                               =========        ==========
Weighted average common and common equivalent
  shares outstanding ........................    16,195           16,188
                                               =========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                For the six months ended
                                                        June  30,
                                               ---------------------------
                                                 1997              1996
                                               ---------        ----------
Revenues
  Coin calls ................................  $ 37,233          $ 38,136
  Non-coin calls ............................    27,370            24,319
                                               ---------        ----------
      Total revenues ........................    64,603            62,455

Costs and expenses
  Telephone charges .........................    18,148            19,746
  Commissions ...............................    17,920            17,113
  Field service and collection ..............    10,200             9,811
  Selling, general and administrative .......     6,144             6,245
  Depreciation and amortization .............    12,412            11,804
  Other .....................................      --                 550
                                               ---------        ----------
     Total costs and expenses ...............    64,824            65,269
                                               ---------        ----------
Operating income (loss)......................      (221)           (2,814)

Other (income) and expenses:
  Interest expense, net .....................     6,628             6,410
 (Gain) loss on disposal of prepaid calling
    card and international telephone centers.      --                (545)
                                               ---------        ----------
     Total other (income) and expenses, net..     6,628             5,865
                                               ---------        ----------
Loss before income taxes ....................    (6,849)           (8,679)
Benefit from income taxes ...................      --                --
                                               ---------        ----------
Net loss ....................................  $ (6,849)         $ (8,679)
                                               =========        ==========
Earnings (loss) per common share both primary
   and fully diluted ........................  $  (0.46)         $  (0.57)
                                               =========        ==========
Weighted average common and common equivalent
 shares outstanding .........................    16,195            16,181
                                               =========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Unaudited, in thousands)

                                                For the six months ended
                                                        June  30,
                                               ---------------------------
                                                 1997              1996
                                               ---------        ----------
Cash flow from operating activities:
  Net loss ..................................  $ (6,849)        $ (8,679)
  Adjustments to reconcile net loss to net
      cash used by operating activities:
      Depreciation and amortization .........    12,412           11,804
      Amortization of deferred financing costs      510              409
      Gain on sale of assets ................     --                (545)
      Change in assets and liabilities:
           Increase in accounts receivable...    (6,909)          (1,580)
           Decrease in inventory.............       561              503
           Increase in prepaid expenses
            and other current assets..........     (190)             (23)
           (Increase) decrease in other assets     (167)             219
           Increase in accounts payable
               and accrued expenses...........    1,457            1,092
           Increase in accrued interest.......        8               93
           (Decrease) increase in taxes payable     (31)             488
                                               ---------        ----------
Net cash provided  by  operating activities...      802            3,781

Cash flow from investing activities:
    Payments for acquisitions and certain
    contracts.................................   (2,057)          (2,384)
    Property and equipment additions..........   (2,368)          (1,873)
    Proceeds from sale of assets..............      233            1,580
    Increase in investments...................     (886)              31
                                               ---------        ----------
Net cash used in investing activities.........   (5,078)          (2,646)

Cash flow from financing activities:
    Net payments under note payable to bank...     (286)            (294)
    Principal payments under capital lease
      obligations.............................     (571)            (571)
    Exercise of stock options and warrants....        1            --
                                               ---------        ----------
Net cash used in  financing activities........     (856)            (865)

Net decrease in cash and cash equivalents.....   (5,132)             270
Cash and cash equivalents at beginning of
  period......................................   12,556           12,366
                                               ---------        ----------
Cash and cash equivalents at end of period....  $ 7,424         $ 12,636
                                               =========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997 AND JUNE 30, 1996
                                   (unaudited)

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

The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 as set forth in the Company's 1996 Annual Report on Form 10-K.

NOTE 2 - INVESTMENTS

Investments in debt securities and equity securities in which the Company has less than a twenty percent ownership interest are generally accounted for under the cost method in accordance with Statement No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investment in Global Telecommunications Solutions, Inc. ("GTS"), which is classified as "available for sale," is reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of Shareholders' Equity. The fair value of the Company's investment in GTS common stock at June 30, 1997 was approximately $1.1 million which is net of approximately $2.0 million of unrealized investment losses.

At June 30, 1997 the Company had an investment in debt securities which is classified as "held-to-maturity" and stated at amortized cost of approximately $0.9 million.

NOTE 3 - EARNINGS PER SHARE

The treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. For 1997 and 1996, common stock equivalents were excluded since the effect would be anti-dilutive.

See primary and fully diluted earnings (loss) per common share calculation as summarized on page 8.

NOTE 4 - LONG-TERM DEBT

During March 1997, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement increasing the credit facility to $20.0 million. The interest rate on balances outstanding under the credit facility varies based upon the leverage ratio maintained by the Company. All outstanding principal balances are due in full in 2000. Interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily unused balance of the credit facility under the Loan Agreement. The Loan Agreement is secured by substantially all of the Company assets and contains certain covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends.

At June 30, 1997, the Company was in compliance with the covenants and had no amounts borrowed under the facility.

NOTE 5 - SHAREHOLDERS' EQUITY

In March 1997, the Company's shareholders approved an increase in the number of authorized shares of the Company's Preferred Stock and Common Stock to 5 million and 75 million shares, respectively.

NOTE 6 - INCOME TAXES

For the quarter and six months ended June 30, 1997, the Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.1 million and $2.6 million, respectively. Valuation allowances were provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.


                         PEOPLES TELEPHONE COMPANY, INC.
            COMPUTATION OF PRIMARY AND FULLY-DILUTED EARNINGS (LOSS)
                                PER COMMON SHARE
                (unaudited, in thousands, except per share data)

                                                        For The
                                                   Three Months Ended
                                                        June 30,
                                                   -------------------
                                                     1997       1996
                                                   --------   --------
Net loss ..................................       $ (2,951)   $ (4,179)

Less:
 Cumulative preferred stock dividends......           (263)       (263)
                                                   --------   ---------
   Net loss for per share computations.....       $ (3,214)   $ (4,442)
                                                  =========   =========

Number of shares:
Weighted average shares used in the per
 share computation.........................         16,195      16,188
                                                  =========   =========
Primary loss per common and common equivalent
 share.....................................       $   (.20)   $   (.28)
                                                  =========   =========

                                                         For The
                                                    Six Months Ended
                                                        June 30,
                                                   -------------------
                                                     1997       1996
                                                   --------   --------
Net loss ..................................       $ (6,849)   $ (8,679)

Less:
 Cumulative preferred stock dividends.......          (525)       (525)
                                                   --------   ---------
   Net loss for per share computations......      $ (7,374)   $ (9,204)
                                                  =========   =========
Number of shares:
Weighted average shares used in the per
 share computation..........................        16,195      16,181
                                                  =========   =========
Fully diluted loss per common and common
 equivalent share...........................      $   (.46)   $   (.57)
                                                  =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1996 and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with Management's Discussion and Analysis appearing in the Company's Form 10-K for the year ended December 31, 1996.

     Statements in Management's Discussion and Analysis relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Peoples Telephone Company, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: the impact of competition, especially in a deregulated environment, uncertainties with respect to the implementation and effect of the Telecommunications Act of 1996, including any new rule making by the Federal Communications Commission ("FCC") in response to a court order issued as a result of litigation which sought to modify or overturn the FCC's order implementing such act, or portions thereof, the ongoing ability of the Company to deploy its phones in favorable locations and the Company's ability to continue to implement operational improvements. Such factors and others are set forth more fully in the Company's 1996 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and the consolidated financial statements and notes thereto appearing elsewhere in this report.

Revenues

     The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 58.5%
and 62.6% of total consolidated revenues for the quarters ended June 30, 1997 and 1996 and 57.6% and 61.1% of total revenues for the six months ended June 30, 1997 and 1996, respectively. Coin revenue decreased 3.5% to $19.3 million during the quarter ended June 30, 1997 and decreased approximately 2.4% to $37.2 million for the six months ended June 30, 1997, as compared to the same periods in 1996. The Company's average installed public pay telephone base was approximately 38,650 phones and 38,300 phones for the six month periods ended June 30, 1997 and 1996, respectively. Coin revenue on a per phone basis decreased by 4.9% and 3.2% for the quarter and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The Company believes that the decrease can be attributed to, among other things, the increased usage of alternative methods of calling such as long distance carrier access code calls,
(800) subscriber calls and prepaid calling card calls, increased deployment of public pay telephones and the use of wireless technologies. The Company also believes that these decreases may be offset, over time, by increases in local coin call rates as a result of potential regulatory changes, although there can be no assurances.

     On November 8, 1996, the FCC issued its final order on reconsideration (the "Order") setting forth and affirming regulations implementing Section 276 of the federal Telecommunications Act of 1996, previously issued on September 20, 1996. Based upon a July 1, 1997 ruling by the United States Court of Appeals for the District of Columbia ("Appeals Court") certain provisions of the Order were upheld while others were remanded to the FCC for further proceedings and may be subject to change upon further review by the FCC. See "Business - Public Pay Telephone Industry Overview" and "Business - Regulation" appearing in the Company's Form 10-K for the year ended December 31, 1996 and its Current Report on Form 8-K dated July 10, 1997. The regulations in the Order, among other things, set forth a plan for the deregulation of local coin calling rates by October 1997. This portion of the Order, which was upheld by the Appeals Court, also allows state regulators to request modification of or exemption from the coin rate deregulation upon a detailed showing in support of such request by the state. To date no such requests have been filed by the states. Although neither the Company nor the industry can predict exactly what will happen in such a deregulated environment, trends indicate that there should be a move by the public pay telephone operators toward increased local coin calling rates in states where deregulation is implemented. This trend is evidenced by the fact that five states (Iowa, Nebraska, Wyoming, Michigan and South Dakota) have deregulated local coin calling rates and four of those five states now have local coin calling rates of $0.35. In addition, Illinois and Wisconsin, although still under regulation, have also increased their local coin calling rates to $0.35 through approval of rate/tariff applications filed by pay telephone operators in such states.

     Non-coin revenue is derived from calling card calls, credit card calls, collect calls and third-party billed calls placed from the Company's public pay telephones and inmate telephones. The Company currently uses AT&T and Sprint to act as its primary national operator service providers. When calls are completed through the third-party operator service provider, the Company records as revenue the amount it receives from the provider which represents a negotiated percentage of the total amount the caller pays for the call. In May 1996, AT&T began paying a specified per call amount for interLATA (800) dial around calls as opposed to a percentage of the revenue generated by those calls. The Company estimates that the impact on non-coin revenue of the change in the compensation structure under the AT&T contract was a decrease of approximately $0.5 million and $1.9 million for the three months and six months ended June 30, 1997, respectively as compared to the same periods of the prior year.

     In addition to the change in compensation under the AT&T contract, the Company is continuing to experience a shift in call traffic from 0+/0- calls, for which the Company receives a percentage of the revenue generated by those calls, to access code calls for which the Company receives a flat rate per phone or per call compensation amount. Due to continued aggressive advertising campaigns by long-distance companies promoting the use of access code calls, the Company believes that the decrease in non-coin revenue due to the changes in call traffic patterns is likely to continue. These decreases in non-coin revenue are currently being offset by changes in the amount of compensation received by the Company for access code calls as well as (800) subscriber calls, as required under the Order. The Order currently mandates dial around compensation to public pay telephone providers for both types of calls at a flat-rate of $45.85 per pay telephone per month beginning November 6, 1996. This flat rate is scheduled to be effective through October 1997, at which time, compensation will begin on a per call basis at a rate of $0.35 per call or such other rate negotiated by the pay telephone provider and the carriers. The portion of the Order related to dial-around compensation was remanded to the FCC for further review of rate and structure and may be subject to change. The Company believes that there is sufficient industry information available to justify the current dial-around rate and structure, although there can be no assurances.

     Non-coin  revenue  represented  approximately  41.5 % and  37.4%  of  total consolidated revenues for the quarters ended June 30, 1997 and 1996, respectively. For the quarter ended June 30, 1997, revenues from non-coin calls increased 14.5% to approximately $13.7 million, compared to the quarter ended June 30, 1996. For the six months ended June 30, 1997 and 1996 non-coin revenues were approximately $27.4 million and $24.3 million, respectively. These increases were primarily attributable to the increase in compensation received for dial-around calls as a result of the implementation of the Order, partially offset by (i) the change in the Company's compensation structure under the AT&T contract discussed above, (ii) the shifting of call traffic discussed above, and
(iii) the decrease in the number of inmate telephone lines operated by the Company. During the six month period ended June 30, 1997, the Company operated an average of approximately 1,660 inmate telephone lines compared to approximately 2,110 during the same period of 1996.

    Operating Expenses

     Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges paid to Local Exchange Carriers which include the costs of basic service and transport of local coin calls, long-distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to property owners and correctional facilities for revenues generated by the Company's telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipts and certain other taxes, corporate travel and entertainment and various other expenses. Total operating expenses were approximately 80.0% and 84.5% of total consolidated revenues for the quarters ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 total operating expenses were 81.1% of the total consolidated revenues as compared to 84.7% for the same period in 1996.

     Telephone charges decreased as a percentage of total consolidated revenues to 27.3% for the quarter ended June 30, 1997, compared to 30.9% for the same period in 1996. For the six months ended June 30, 1997 and 1996 telephone charges were 28.1% and 31.6% of total consolidated revenues, respectively. The decrease in telephone charges as a percentage of total consolidated revenue can be primarily attributed to the increase in non-coin revenue related to dial-around compensation earned in 1997 for which no telephone charges are incurred. In addition, the Company continues to experience decreased telephone charges as a result of regulatory changes and emerging competition within the local/intraLATA service market.

     Commissions as a percentage of total consolidated revenues for the three months ended June 30, 1997 of approximately 27.8% remained relatively consistent as compared to 27.7% for the same period of the prior year. For the six months ended June 30, 1997 and 1996, commissions were approximately 27.7% and 27.4% of total consolidated revenues respectively. Higher commission rates for new and renewed contracts due to increasing competition in the public pay telephone and inmate telephone markets were partially offset by lower average commission rates paid on certain non-coin revenue sources.

     Field service and collection expenses increased approximately 3.3% to approximately $5.2 million for the quarter and approximately 4.0% to approximately $10.2 million for the six months ended June 30, 1997, as compared to the same periods in 1996. This increase was primarily attributable to additional costs incurred for the addition of certain key operations employees who are needed to implement certain initiatives which are intended to result in achieving further operational efficiencies. Selling, general and administrative expenses decreased approximately 5.9 % to $3.1 million for the second quarter of 1997 as compared to the same period in 1996. For the six months ended June 30, 1997, selling, general and administrative expenses decreased approximately 1.6% to $ 6.1 million as compared to the prior year. Selling, general and administrative expense reductions are primarily the result of certain cost saving efforts and temporary headcount decreases.

Depreciation and Amortization

     Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life for public pay telephones and a five-year useful life for inmate telephones. Amortization is primarily based on acquisition costs including location contracts, goodwill and non-competition provisions and is calculated on a straight-line method using estimated useful lives ranging from five to twenty years. Depreciation and amortization increased to $6.3 million for the quarter ended June 30, 1997, compared to $6.0 million for the same period in 1996. For the six months ended June 30, 1997 and 1996, depreciation and amortization expense was approximately $12.4 million and $11.8 million, respectively. These increases are primarily attributable to additional amortization expense related to acquisition and renewal costs of location contracts.

Other

     Other expense for the six months ended June 30, 1996 includes approximately $0.6 million of severance obligations incurred under employment agreements with certain executive officers.

Operating Income (Loss)

     For the three months ended June 30, 1997 the Company had operating income of approximately $0.3 million as compared to $(1.0) million for the second quarter of 1996. For the six months ended June 30, 1997 and 1996 operating losses were $(0.2) million and $(2.8) million, respectively.

Interest Expense, net

     For the second quarter of 1997, net interest expense was approximately $3.3 million as compared to $3.1 million in the same quarter in 1996. For the first six months of 1997, net interest expense increased approximately 3.4% to approximately $6.6 million as compared to the first six months of the prior year. The increase in net interest expense was due primarily to the reduction of interest income on cash balances and certain notes receivable.

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

Benefit from Income Taxes

     The Company recorded valuation allowances for 100% of the deferred tax assets generated from operating losses. The Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.1 million and $2.6 million for the three and six months ended June 30, 1997.

Net Loss

     The Company had consolidated net losses of approximately $3.0 million and $6.8 million for the three months and six months ended June 30, 1997, compared to consolidated net losses of approximately $4.2 million and $8.7 million for the same periods in 1996.

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

     EBITDA from continuing operations was approximately $6.6 million for the quarter ended June 30, 1997, compared to $4.9 million for the same period in 1996. EBITDA for the six months ended June 30, 1997 was approximately $12.2 million, compared to $9.5 million for the same period in the prior year. The increases in EBITDA are attributable to the net impact of increased dial-around compensation, partially offset by the net effect of: (i) decreases in coin revenue; (ii) changes in non-coin calling patterns and decreased compensation received under the AT&T contract, and (iii) the decrease in the Company's installed base of inmate telephone lines, as noted above.

Liquidity  and Capital Resources

     During the second quarter of 1997, the Company continued to finance its operations from operating cash flow. For the six months ended June 30, 1997, the Company's operating cash flow was $0.8 million compared to $3.8 million for the same period in 1996. The decrease in the Company's operating cash flow is primarily attributable to an increase of approximately $6.9 million of accounts receivable related to the accrual of dial-around compensation, partially offset by increases in accounts payable and accrued expenses.

     The Company's working capital was approximately $0.8 million, with a current ratio of 1.0 at June 30, 1997. This compares with a working capital of $0.4 million and a current ratio of 1.0 at December 31, 1996.

During March 1997, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement increasing the credit facility to $20.0 million. The interest rate on balances outstanding under the credit facility varies based upon the leverage ratio maintained by the Company. All outstanding principal balances are due in full in 2000. Interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily unused balance of the credit facility under the Loan Agreement. The Loan Agreement is secured by substantially all of the Company assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends. At June 30, 1997, the Company was in compliance with the amended covenants and had no amounts borrowed under the facility.

     Based upon current expectations of the Company's operations and resolution of certain regulatory issues, the Company believes that cash flow from operations, together with amounts which may be borrowed under the amended credit facility, will be adequate for it to meet its working capital requirements, pursue its business strategy and service its obligations with respect to its 12 1/4% Senior Notes, although there can be no assurances that it will be able to do so.

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

Part II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on July 14, 1997, the shareholders of the Company voted:

(a) to elect Jody Frank, Robert E. Lund and E. Craig Sanders as Directors of the
Company.

The number of the votes cast for or withheld, and the number of broker non-votes, with respect to each of the nominees were as follows:

                                          Withhold                  Broker
Nominee           For           Against   Authority   Abstentions  Non-Votes
---------------   ----------    --------  ----------  ------------ ----------
Jody Frank        16,481,783       -       127,924        -           -
Robert E. Lund    16,488,963       -       120,744        -           -
E. Craig Sanders  16,495,960       -       113,747        -           -

The holders of the Company's Series C Cumulative Convertible Preferred Stock ("Preferred Stock") are entitled to elect two members of the Company's five member Board of Directors. Mr. Charles J. Delaney and Mr. Justin S. Maccarone, who were incumbent directors, were re-elected by the holders of the Preferred Stock on July 14, 1997 and continue as directors. The Preferred Stock is entitled to vote on all matters submitted to the shareholders for a vote together with the holders of the Company's Common Stock voting as a single class with each share of Preferred Stock entitled to one vote for each share of Common Stock issuable upon conversion.

(b) to approve the adoption of the 1997 Incentive Plan.

For             Against    Withhold Authority    Abstentions   Broker Non-Votes
----------     ---------   -------------------   ------------  ----------------
13,026,331      295,873           -                32,080         3,255,423

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibits Description

10.1 Letter Agreements dated February 25, 1997 and March 17, 1997 between the Company and David Arvizu

10.2 Letter  Agreement  dated July 15,  1997  between the Company and William A.
Baum

27 Financial Data Schedule

(b) Reports on Form 8-K:
(i) A current report on Form 8-K dated July 10, 1997 related to Item 5 - Other Information.
(ii) A current report on Form 8-K dated July 17, 1997 related to Item 5 - Other Information.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEOPLES TELEPHONE COMPANY, INC.
                                    Registrant


Date:  August 12, 1997              /s/ William A. Baum
                                    William A. Baum
                                    Chief Financial Officer