Form 10-Q/A
period 1997-06-30
PEOPLES TELEPHONE COMPANY INC
filed 1997-08-29
CIK 819694

FORM 10-Q/A No. 1

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

Part I. Item 6 of the Form 10-Q of Peoples Telephone Company, Inc. (the "Company") for the quarter ended June 30,1 997 is amended in its entirety to read as follows:

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

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its gehalf by the undersigned thereunto duly authorized.


                        PEOPLES TELEPHONE COMPANY, INC.
                        Registrant



Date: August 29, 1997   /s/ William A. Baum
                        -------------------------------
                        William A. Baum
                        Chief Financial Officer