Form 10-Q
period 1997-09-30
PEOPLES TELEPHONE COMPANY INC
filed 1997-11-14
CIK 819694

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the Quarterly Period Ended: September 30, 1997

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                         Commission File Number: 001-12443


                         PEOPLES TELEPHONE COMPANY, INC.
             (Exact Name of registrant as specified in its charter)


                        NEW YORK                       13-2626435
              -------------------------------          ------------
              (State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization)        Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, outstanding at November 12, 1997: 16,202,434 shares.


Part  I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                         PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                   September 30,   December 31,
        Assets                                         1997            1996
                                                   -------------  -------------
                                                    (Unaudited)
Current assets
  Cash and cash equivalents .....................   $   7,330      $  12,556
  Accounts receivable, net of allowance for
    doubtful accounts of $4,164 and $4,361 ......      15,735         11,598
  Inventory .....................................       2,340          2,412
  Prepaid expenses  and other current assets ....       2,832          2,665
                                                    ----------      ---------
      Total current assets ......................      28,237         29,231
Property and equipment, net .....................      55,353         65,067
Location contracts, net .........................      25,906         27,465
Goodwill, net ...................................       4,371          5,660
Intangible assets, net ..........................       1,135          1,768
Other assets, net ...............................       4,215          6,610
Deferred income taxes ...........................       3,407          3,407
Investments .....................................       1,376          1,662
                                                    ----------      ---------
     Total assets ...............................   $ 124,000       $140,870
                                                    ==========      =========
        Liabilities and Shareholders' Equity

Current liabilities
  Notes payable and current maturities of long-
    term debt ...................................   $     599       $    548
  Current portion of obligations under capital
    leases ......................................         606            952
  Accounts payable and accrued expenses .........      18,259         19,240
  Accrued interest payable ......................       2,614          5,697
  Taxes payable .................................       2,753          2,418
                                                    ----------      ---------
     Total current liabilities ..................      24,831         28,855
Notes payable and long-term debt ................     100,180        100,657
Obligations under capital leases ................         196            573
                                                    ----------      ---------
     Total liabilities ..........................     125,207        130,085
Commitments and contingencies ...................        --            --
Preferred Stock
  Cumulative convertible preferred stock, Series
     C, $.01 par value, 160 shares authorized;
     150 shares issued and outstanding ..........      13,672         13,556
  Preferred stock dividends payable .............       2,310          1,523
                                                    ----------      ---------
      Total preferred stock .....................      15,982         15,079
Shareholders' equity
  Preferred stock; $.01 par value; 4,240 shares
    authorized; none issued and outstanding .....        --            --
  Convertible preferred stock; Series B, $.01 par
    value; 600 shares authorized; none issued and
    outstanding .................................        --            --
  Common stock; $.01 par value; 75,000 shares
    authorized; 16,195 shares issued and
    outstanding .................................         162            162
  Capital in excess of par value ................      59,551         60,453
  Accumulated deficit ...........................     (75,197)       (63,438)
  Unrealized loss on investments ................      (1,705)        (1,471)
                                                    ----------      ---------
     Total shareholders' deficit ................     (17,189)        (4,294)
                                                    ----------      ---------
     Total liabilities and shareholders' equity .   $ 124,000      $ 140,870
                                                    ==========      =========

The accompanying notes are an integral part of these consolidated financial statements.
                                       2

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)


                                                    For the three months ended
                                                           September  30,
                                                    ---------------------------
                                                        1997           1996
                                                    -----------     -----------
Revenues:
  Coin calls ..................................     $   19,796      $  20,093
  Non-coin calls ..............................         12,225         10,901
                                                    -----------     -----------
      Total revenues ..........................         32,021         30,994

Costs and expenses:
  Telephone charges ...........................          8,734         10,038
  Commissions .................................          7,630          8,317
  Field service and collection ................          5,214          5,155
  Selling, general and administrative .........          3,752          3,089
  Depreciation and amortization ...............          6,293          6,042
  Provision for dial-around compensation
   adjustment .................................          2,116           --
Other (income) expense ........................           --           (1,500)
                                                    -----------     -----------
     Total costs and expenses .................         33,739         31,141
                                                    -----------     -----------
Operating loss ................................         (1,718)          (147)

Interest expense, net .........................          3,192          3,257
                                                    -----------     -----------
Loss before income taxes ......................         (4,910)        (3,404)
Benefit from income taxes .....................           --             --
                                                    -----------     -----------
Net loss ......................................     $   (4,910)     $  (3,404)
                                                    ===========     ===========
Loss per common share both primary and
  fully diluted ...............................     $     (.32)     $    (.23)
                                                    ===========     ===========
Weighted average common and common equivalent
 shares outstanding ...........................         16,195         16,195
                                                    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                     For the nine months ended
                                                            September 30,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
Revenues:
  Coin calls ..................................      $   57,029     $  58,229
  Non-coin calls ..............................          39,595        35,220
                                                     -----------    -----------
     Total revenues ...........................          96,624        93,449

Costs and expenses:
  Telephone charges ...........................          26,882        29,784
  Commissions .................................          25,550        25,430
  Field service and collection ................          15,414        14,965
  Selling, general and administrative .........           9,896         9,885
  Depreciation and amortization ...............          18,705        17,846
  Provision for dial-around compensation
   adjustment .................................           2,116          --
   Other (income) expense .....................            --          (1,500)
                                                     -----------    -----------
      Total costs and expenses ................          98,563        96,410
                                                     -----------    -----------
Operating loss ................................          (1,939)       (2,961)

Other (income) and expenses:
  Interest expense, net .......................           9,820         9,667
  Gain on disposal of prepaid calling card and
    international telephone centers ...........            --            (545)
                                                     -----------    -----------
       Total other (income) and expenses, net .           9,820         9,122
                                                     -----------    -----------
Loss before income taxes ......................         (11,759)      (12,083)
Benefit from income taxes .....................            --            --
                                                     -----------    -----------
Net loss ......................................      $  (11,759)    $ (12,083)
                                                     ===========    ===========

Loss per common share both primary and
  fully diluted ...............................      $     (.77)    $    (.79)
                                                     ===========    ===========
Weighted average common and common equivalent
 shares outstanding ...........................          16,195        16,185
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Unaudited, in thousands)

                                                    For the nine months ended,
                                                           September 30,
                                                    ---------------------------
                                                       1997            1996
                                                    ----------      -----------
Cash flow from operating activities:
  Net loss .......................................  $ (11,759)      $ (12,083)
  Adjustments to reconcile net loss to net cash
     provided  by operating activities:
     Depreciation and amortization ...............     18,705          17,846
     Amortization of deferred financing costs ....        667             657
     Gain on sale of assets ......................      --               (545)
     Change in operating assets and liabilities:
         Accounts receivable .....................     (4,680)         (1,354)
         Inventory ...............................         72             (12)
         Prepaid expenses and other current assets       (167)           (376)
         Other assets ............................        566             203
         Accounts payable and accrued
              expenses ...........................        900             887
         Accrued  interest payable ...............     (3,083)         (2,966)
         Taxes payable ...........................        (46)            182
                                                    ----------      -----------
Net cash provided by operating activities ........      1,175           2,439

Cash flow from investing activities:
    Payments for acquisitions and certain contracts    (3,192)         (3,045)
    Property and equipment additions ..............    (2,282)         (1,895)
    Proceeds from sale of assets ..................     1,373           1,746
    Change in investments .........................      (898)             31
                                                    ----------      -----------
Net cash used in investing activities .............    (4,999)         (3,163)

Cash flow from financing activities:
    Net payments under note payable to bank .......      (426)           (426)
    Principal payments under capital lease
      obligations .................................      (758)           (862)
    Debt issuance costs ...........................      (218)           --
                                                    ----------      -----------
Net cash used in  financing activities ............    (1,402)         (1,288)

Net decrease in cash and cash equivalents .........    (5,226)         (2,012)
Cash and cash equivalents at beginning of period ..    12,556          12,366
                                                    ----------      -----------
Cash and cash equivalents at end of period ........ $   7,330        $ 10,354
                                                    ==========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                   (unaudited)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying interim consolidated financial data for Peoples Telephone Company, Inc. (the "Company") and subsidiaries, are unaudited; however, in the opinion of management, the interim data include all adjustments necessary for a fair presentation of the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 as set forth in the Company's 1996 Annual Report on Form 10-K. Certain amounts for 1996 have been reclassified to conform with the current year presentation.

NOTE 2 - INVESTMENTS

Investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company's investment in Global Telecommunications Solutions, Inc. ("GTS") is classified as "available for sale," and reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of Shareholders' Equity. The Company's investment in GTS common stock at September 30, 1997 was approximately $0.5 million, net of approximately $1.7 million of unrealized losses.

At September 30, 1997, the Company had a $0.9 million investment in debt securities classified as "held-to-maturity".

NOTE 3 - EARNINGS PER SHARE

For 1997 and 1996, common stock equivalents were excluded since their effect is anti-dilutive. See primary and fully dilutive loss per common share calculation as summarized on page 9.

NOTE 4 - LONG-TERM DEBT

During March 1997, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement (the "Credit Facility") which increased the Credit Facility from $10.0 million to $20.0 million. The interest rate on balances outstanding under the Credit Facility varies based upon the leverage ratio maintained by the Company. Outstanding principal balances are due in full in the year 2000. Interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily available balance of the Credit Facility. The Credit Facility is secured by substantially all of the Company assets and contains certain covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends.

At September 30, 1997, the Company was in compliance with the covenants and had no amounts borrowed under the Credit Facility.

NOTE 5 - SHAREHOLDERS' EQUITY

In March 1997, the Company's shareholders approved an increase in the number of authorized shares of the Company's Preferred Stock and Common Stock to 5 million and 75 million shares, respectively.

NOTE 6 - INCOME TAXES

For the three and nine months ended September 30, 1997, the Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.9 million and $4.5 million, respectively. Valuation allowances were provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

NOTE 7 -OTHER INCOME

Other income of $1.5 million in the quarter ended September 30, 1996 relates to the resolution of then outstanding litigation.

NOTE 8 - PROVISION FOR DIAL-AROUND COMPENSATION ADJUSTMENT

On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled In the Matter of Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 ("Telecom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issues to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for subscriber 800 and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of subscriber 800 and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for subscriber 800 and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for subscriber 800 and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35-$0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for subscriber 800 and access code calls. These new rule provisions were made effective as of October 7, 1997.

In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision, net of applicable commissions, recorded in the third quarter for reduced dial-around compensation is approximately $2.1 million ($0.13 per share). For the period from July 1, 1997 through October 6, 1997, the Company has recorded (and will record) dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 through October 6, 1997 is approximately $4.7 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

The Company's counsel, Latham & Watkins, is of the opinion that the Company is legally entitled to fair compensation under the Telecom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecom Act for the period from November 7, 1996 through October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intention to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation.


                         PEOPLES TELEPHONE COMPANY, INC.
                  COMPUTATION OF PRIMARY AND FULLY-DILUTED LOSS
                                PER COMMON SHARE
                (unaudited, in thousands, except per share data)

                                                               For The
                                                          Three Months Ended
                                                             September 30,
                                                          ------------------
                                                            1997      1996
                                                          --------   -------
Net loss .............................................    $ (4,910) $ (3,404)

Less:
  Cumulative preferred stock dividends ...............        (262)     (262)
                                                          ---------  --------
Net loss for per share computations ..................    $ (5,172) $ (3,666)
                                                          ========= =========
Number of shares:
  Weighted average shares used in the per share
    computation ......................................      16,195    16,195
                                                          ========= =========
Primary and fully diluted loss per common and common
  equivalent share ...................................    $   (.32) $   (.23)
                                                          ========= =========

                                                              For The
                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                            1997      1996
                                                          --------   -------
Net loss .............................................    $(11,759) $(12,083)

Less:
   Cumulative preferred stock dividends ..............        (788)     (788)
                                                          ---------  --------
Net loss for per share computations ..................    $(12,547) $(12,871)
                                                          ========= =========
Number of shares:
   Weighted average shares used in the per share
    computation ......................................      16,195    16,185
                                                          ========= =========
Primary and fully diluted  loss per common and common
  equivalent share ...................................    $   (.77) $   (.79)
                                                          ========= =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis compares the quarter and nine months ended September 30, 1997 to the quarter and nine months ended September 30, 1996 and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with Management's Discussion and Analysis appearing in the Company's Form 10-K for the year ended December 31, 1996.

     Statements in Management's Discussion and Analysis relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Peoples Telephone Company, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: the impact of competition, especially in a deregulated environment (including the ability of the Company to implement higher market-based rates for local coin calls), uncertainties with respect to the implementation and effect of the Telecommunications Act of 1996, including any new rule making by the Federal Communications Commission ("FCC") or litigation which may seek to modify or overturn the FCC's orders implementing such act or portions thereof, the ongoing ability of the Company to deploy its phones in favorable locations, and the Company's ability to continue to implement operational improvements. Such factors and others are set forth more fully in the Company's 1996 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and the consolidated financial statements and notes thereto appearing elsewhere in this report.

Revenues

     The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 61.8% and 64.8% of total revenues for the quarters ended September 30, 1997 and 1996 and 59.0% and 62.3% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. Coin revenue decreased 1.5% to $19.8 million during the quarter ended September 30, 1997 and decreased approximately 2.1% to $57.0 million for the nine months ended September 30, 1997, compared to the same periods in 1996. The Company's average installed public pay telephone base was approximately 39,000 phones and 38,400 phones for the nine month period ended September 30, 1997 and 1996, respectively. Coin revenue on a per phone basis decreased by 4.7% and 3.6% for the quarter and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The Company believes that this decrease can be attributed to a shift in call mix, particularly away from coin and operator assisted long distance traffic to access code and 1-800 calls. Also, the decline was magnified by a temporary increase in the number of coin local and long distance calls in 1996 resulting from the implementation and promotion of new coin calling programs during the spring and summer months of 1996.

     The Company believes that the number of coin calls made at its public pay telephones may remain flat or decrease over time. The Company believes that, among other things, the decreases will primarily result from the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and from higher expected local coin calling rates. The Company anticipates that coin revenue will begin increasing as a result of the recently commenced phase in of higher market-based local coin calling rates nationwide following the deregulation of those rates on October 7, 1997. The Company cannot predict whether or to what extent the increased local coin calling rates will impact the number of calls made.

     Non-coin revenue is derived from calling card calls, credit card calls, collect calls and third-party billed calls placed through primary designated operator service providers from the Company's public pay telephones and inmate telephones, as well as from dial-around compensation as described below. The Company currently uses AT&T and Sprint to act as its primary national operator service providers. When calls are completed through the primary designated operator service provider, the Company records as revenue the amount it receives from the provider which represents a negotiated percentage of the total amount the caller pays for the call. In May 1996, AT&T began paying a specified per call amount for certain calls as opposed to a percentage of the revenue generated by those calls. The Company estimates that the impact on non-coin revenue of the change in the compensation structure under this earlier AT&T contract was a decrease of approximately $1.9 million for the nine months ended September 30, 1997. During the third quarter, the Company negotiated a new AT&T contact under terms which the Company considers more favorable and complementary to the Company's strategy of market differentiation by maintaining dual carrier capability.

     In addition to the change in compensation under the former AT&T contract, the Company is continuing to experience a shift in call traffic from operator assisted calls, for which the Company receives a percentage of the revenue generated by those calls, to access code calls for which the Company receives a flat rate per phone or per call compensation amount. Due to aggressive advertising campaigns by long-distance companies promoting the use of access code calls, the Company believes that the decrease in non-coin revenue due to the changes in call traffic patterns is likely to continue. However, these decreases in non-coin revenue are currently being more than offset by changes in the amount of compensation received by the Company for access code calls as well as (800) subscriber calls ("dial-around compensation"). See "Provision for Dial-around Compensation Adjustment" below for further discussion of dial-around compensation revenue recognition.

     Non-coin revenue represented approximately 38.2 % and 35.2% of total revenues for the quarters ended September 30, 1997 and 1996, respectively. For the quarter ended September 30, 1997, revenues from non-coin calls increased 12.1% to approximately $12.2 million, compared to the quarter ended September 30, 1996. For the nine months ended September 30, 1997, non-coin revenue increased approximately $4.4 million, or 12.4%, to approximately $39.6 million as compared to the same period of the prior year. This increase was primarily attributable to the increased dial-around compensation, offset by the change in the Company's compensation structure under the former AT&T contract, the decline in operator assisted calls, and the decrease in revenues in the inmate division. During the nine month period ended September 30, 1997, the Company operated an average of 1,564 inmate telephone lines compared to 2,035 during the same period of 1996.

Operating Expenses

     Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line and ancillary charges paid to Local Exchange Carriers which include costs of basic service and transport of local coin calls, long-distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to property owners and correctional facilities for revenues generated by the Company's telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipts and certain other taxes, corporate travel and entertainment and various other expenses. Total operating expenses were approximately 79.1% and 85.8% of total revenues for the quarters ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 total operating expenses were 80.5% of total revenues as compared to 85.7 % for the same period in 1996.

     Telephone charges decreased as a percentage of total revenues to 27.3% for the quarter ended September 30, 1997, compared to 32.4% for the same period in 1996. The Company has experienced decreased telephone charges as a result of regulatory changes and emerging competition within the local/intraLATA service markets. For the nine months ended September 30, 1997 and 1996 telephone charges were 27.8% and 31.9% of total revenues, respectively. In addition, the decrease in telephone charges for the nine months ended September 30, 1997 can be partially attributed to a decline in the number of calls placed through the Company's private label operator service program. The Company pays the costs incurred to transmit, bill, collect and validate the call when the call is completed through its private label operator services. In contrast, the Company incurs no such costs when a third-party operator service provider such as AT&T or Sprint completes the call.

     Commissions as a percentage of total revenues for the three months ended September 30, 1997 decreased to 23.8% as compared to 26.8% in the same period of the prior year. The decrease in commissions as a percentage of revenues for the three months was primarily attributable to an adjustment for the renegotiation of a lower commission percentage during the contract term under a joint venture with AT&T for providing pay telephones at Atlanta's Hartsfield International Airport and other adjustments totaling approximately $2.0 million. For the nine month periods ended September 30, 1997 and 1996, commissions were 26.4 % and 27.2% of revenues, respectively, reflecting the same adjustment noted above for the three month period.

     Field service and collection expenses as a percentage of total revenues were 16.3% and 16.6% for the third quarter of 1997 and 1996, respectively. For the nine months ended September 30, 1997 field service and collection expenses were 15.9% compared with 16.0% for the same period in 1996. Field service and collection expenses increased approximately 1.1% to approximately $5.2 million for the third quarter of 1997 and approximately 3.0% to $15.4 million for the nine months ended September 30, 1997, as compared to the same period in 1996, reflecting the growth in average pay telephones. Selling, general and administrative expenses increased approximately $0.7 million for the third quarter of 1997 to approximately $3.8 million as compared to the same period in 1996. This increase was primarily attributable to additional costs associated with legal and regulatory work performed pertaining to the 1997 Payphone Order and the settlement of an employment contract with a former executive. For the nine months ended September 30, 1997 and 1996, selling, general and administrative expenses were unchanged at approximately $9.9 million.

Depreciation and Amortization

     Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life for public pay telephones and a five-year useful life for inmate telephones. Amortization is primarily based on acquisition costs including location contracts, goodwill and non-competition provisions and is calculated on a straight-line method using estimated useful lives ranging from five to twenty years. Depreciation and amortization increased to $6.3 million for the quarter ended September 30, 1997, compared to $6.0 million for the same period in 1996.

For the nine  months  ended  September  30,  1997  and  1996,  depreciation  and amortization expense was approximately $18.7 million and $17.8 million, respectively. These increases are primarily attributable to amortization expense related to costs of acquiring and renewing location contracts.

Provision for Dial-Around Compensation Adjustment

     On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled In the Matter of Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 ("Telecom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issues to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for subscriber 800 and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of subscriber 800 and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for subscriber 800 and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for subscriber 800 and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35-$0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for subscriber 800 and access code calls. These new rule provisions were made effective as of October 7, 1997.

     In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

     Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision, net of applicable commissions, recorded in the third quarter for reduced dial-around compensation is approximately $2.1 million ($0.13 per share). For the period from July 1, 1997 through October 6, 1997, the Company has recorded (and will record) dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 through October 6, 1997 is approximately $4.7 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

     The Company's counsel, Latham & Watkins, is of the opinion that the Company is legally entitled to fair compensation under the Telecom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecom Act for the period from November 7, 1996 through October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. The foregoing sentence constitutes a forward-looking statement within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intention to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation.

Other  Income

     Other income of $1.5 million during the three months ended September 30, 1996 resulted from the favorable resolution of then outstanding litigation.

Operating Loss

     The operating loss for the three months ended September 30, 1997 was approximately $1.7 million as compared to $0.1 million for the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, the operating losses were approximately $1.9 million and $3.0 million, respectively.

Interest Expense

     For the third quarter of 1997, interest expense was approximately $3.2 million which was nearly the same as the third quarter in 1996 of $3.3 million. Interest expense increased approximately 1.6% to approximately $9.8 million for the nine months ended September 30, 1997, as compared to the same period of the prior year.

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

Benefit from Income Taxes

     The Company recorded valuation allowances for 100% of the deferred tax assets generated from operating losses for the three months and nine months ended September 30, 1997. The Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.9 million and $4.5 million for the three months and nine months ended September 30, 1997, respectively.

Net Loss

     The Company had a net loss of approximately $4.9 million and $11.8 million for the three months and nine months ended September 30, 1997, respectively, compared to a net loss of approximately $3.4 million and $12.1 million for the same periods in 1996, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization

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

     EBITDA was approximately $4.6 million for the quarter ended September 30, 1997, compared to $5.9 million for the same period in 1996. EBITDA for the nine months ended September 30, 1997 and 1996 was approximately $16.8 million and $15.4 million, respectively. The decrease in EBITDA for the three month period is primarily attributable to the provision for dial-around compensation in 1997 and other operating income in 1996, partially offset by higher dial-around revenue and lower telephone charges in 1997.

Liquidity  and  Capital Resources

     During the third quarter of 1997, the Company continued to finance its operations from operating cash flow. For the nine months ended September 30, 1997, the Company's operating cash flow was $1.2 million compared to $2.4 million for the same period in 1996.

     The Company's net working capital was approximately $3.4 million, with a current ratio of 1.1 to 1, at September 30, 1997. This is compared to net working capital of $0.4 million and a current ratio of 1.0 to 1 at December 31, 1996.

     During March 1997, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement (the "Credit Facililty") increasing the Credit Facility from $10.0 million to $20.0 million. The interest rate on balances outstanding under the credit facility varies based upon the leverage ratio maintained by the Company. All outstanding principal balances are due in full in the year 2000. Interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily unused balance of the Credit Facility. The Credit Facility is secured by substantially all of the Company assets and contains certain covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends. At September 30, 1997, the Company was in compliance with the covenants and had no amounts borrowed under the Credit Facility.

     Based upon current expectations of the Company's operations and resolution of certain regulatory issues, the Company believes that cash flow from operations, together with amounts which may be borrowed under the Credit Facility, will be adequate for it to meet its working capital requirements, pursue its business strategy and service its obligations with respect to its 12 1/2% Senior Notes, although there can be no assurance that it will be able to do so.

     The preceding forward looking information is subject to a variety of factors and uncertainties, including the impact of competition on the Company's operations, the ultimate implementation and effect of the Telecommunications Act of 1996, and the ongoing ability of the Company to deploy its phones in favorable locations, implement higher deregulated local coin calling rates and to continue to implement operational improvements.

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibits       Description
--------       ------------
27             Financial Data Schedule

(b) Reports on Form 8-K:

(i) A current report on Form 8-K dated July 10, 1997 related to Item 5 - Other Information.

(ii) A current report on Form 8-K dated July 17, 1997 related to Item 5 - Other Information.

(iii) A current report on Form 8-K dated September 24, 1997 related to Item 5 - Other Information.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PEOPLES TELEPHONE COMPANY, INC.
                                        Registrant


Date:    November 14, 1997              /s/ William A. Baum
                                        William A. Baum
                                        On behalf of the Registrant and as
                                        Chief Financial Officer