Form 10-K
period 1997-12-31
PEOPLES TELEPHONE COMPANY INC
filed 1998-03-31
CIK 819694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997  Commission File Number: 0001-12443

                         PEOPLES TELEPHONE COMPANY, INC.
             (Exact Name of registrant as specified in its charter)

                       NEW YORK                      13-2626435
                       ---------                     ----------
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

           Securities registered pursuant to Section 12(g) of the Act:
                                (Title of class)
                                      None

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46,648,989. As of March 20, 1998, there were 16,212,434 shares of the registrant's Common stock outstanding.

                   Documents incorporated by reference: None

Part I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Peoples Telephone Company, Inc. ("Peoples" or the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, targets, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "should", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, known and unknown risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: (i) the impact of competition especially in a deregulated environment (including the ability of the Company to implement higher market-based rates for local coin calls); (ii) uncertainties with respect to the implementation and effect of the Telecommunications Act of 1996 including any new rule making by the Federal Communications Commission (FCC) or litigation which may seek to modify or overturn the FCC's orders implementing such act or portions thereof; (iii) the ongoing ability of the Company to deploy and maintain its public pay phones in favorable locations; (iv) the Company's ability to continue to implement operational improvements, and (v) the ability of the Company to efficiently integrate acquisitions of other telecommunication companies.

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

ITEM 1. BUSINESS

Glossary

     Billed Party Preference is a plan that would automatically route "0+" dialed non-coin calls from pay telephones to the "billed party's"(i.e.: cardholder, called party of a collect call) preferred carrier, thereby bypassing the opportunity for the pre-subscribed carrier of the public pay telephone provider to handle and receive revenues from such calls.

     CLEC's are local exchange telephone services providers offering local exchange telephone services on a basis competitive with the traditional incumbent landline local telephone companies in the applicable jurisdictions.

     Dial-Around Compensation is the FCC-prescribed payment made to public pay telephone providers, including the Company, for use of their public pay telephones for callers to (a) access OSPs other than the primary OSPs selected by the owner of the public pay telephone (Carrier Access Code calls) and (b) originate "toll free" "1-800" or "1-888" dialed calls (Subscriber Access Code calls).

     Dial-Around Calls are those for which Dial-Around Compensation is due, including carrier access code and "toll-free" subscriber access code calls, typically dialed by using 10XXX, 101XXX, 950, 1-800 and 1-888 access codes.

     Federal Communications Commission, ("FCC") is the agency which regulates the interstate, international and, in certain circumstances, intrastate provision of telecommunications facilities and services originating or terminating in the United States.

     Initial Payphone Orders are the FCC orders implementing Section 276 of the Telecommunications Act of 1996, governing the national provision of pay telephone service and issued on September 20, 1996 and November 8, 1996.

     Interexchange   carrier  ("IXC")  is  a   telecommunications   provider  of
transmission services originating and terminating between local exchanges, typically referred to as long-distance or toll telephone service.

     Local access and transport area ("LATA") is a geographic area designed to differentiate between local/short-haul telecommunications transmission service versus long distance telephone service.

     InterLATA calls are those originating and terminating in different LATAs.

     IntraLATA calls are those originating and terminating within the same LATA.

     LEC is a local exchange carrier, which is a company providing local telephone services.

     Non-coin calls are calling card, credit card, collect and third-party billed calls. Such calls include those dialed using "0+" the number or "0-" dialing patterns ("0+/0-").

     Operator service provider ("OSP") is a company providing automated and/or live operator services in conjunction with calls placed from pay telephones and other transient locations.

     Property Owners or Location Owners are those persons or entities operating establishment locations, such as convenience stores, service stations, grocery stores, hospitals, hotels, shopping centers, truck stops and airports, where public pay telephones (including the Company's) are installed.

     PSPs are pay telephone services providers, which classification includes the Company, other independent pay telephone providers and LEC providers.

     Public Switched Network is the traditional domestic landline public telecommunications network, comprised of local, intraLATA and interLATA facilities used to carry, switch and connect telephone calls between the calling and called parties.

     RBOCs are the Regional Bell Operating Companies, which were formed to provide local and intraLATA telephone services as a result of the stipulated break-up of the Bell System under the modification of final judgement ("MFJ") entered in United States v. American Telephone & Telegraph Company.

     Remand Order is the FCC's Payphone Implementation order issued on October 9, 1997, subsequent to the remand of certain provisions of the FCC's Initial Payphone Orders by the Court in Illinois Public Telephone Association v. FCC, et al.

     Telecommunications Act of 1996 (the "Telecom Act") is the comprehensive 1996 federal legislative enactment amending the Communications Act of 1934, which includes Section 276 governing the provision of public pay telephone services in the United States, including those offered by the Company.

General and Recent Developments

     The Company is a leading independent provider of public pay telephone services in the United States, on the basis of the number of the public pay telephones in operation, the Company's longevity in the industry and the quality of services offered to the public. Since installing its first public pay telephone in 1985, the Company's core public pay telephone business has grown to an installed base, as of December 31, 1997, of approximately 40,100 public pay telephones operated in 39 states and the District of Columbia.

     The Company owns, operates, services and maintains a system of independent public pay telephones. Its public pay telephone business generates revenues from coin calls and non-coin calls such as telephone calling card, commercial credit card, collect and third-party billed calls made from its public pay telephones. Non-coin calls also include Dial-Around Calls. The Company, in past years, grew through the acquisition of public pay telephone routes from other independent operators. From 1990 through 1994, the Company acquired over 33,000 public pay telephones from 27 independent public pay telephone operators. Between 1995 and 1997, the Company focused on growth through internal sales. However, on January 12, 1998, the Company closed its first pay telephone company acquisition since October 1994, in an asset purchase transaction that added approximately 2,600 new pay telephones to the Company's installed base. The Company continually focuses on improvements to its pay telephone business with the intent of increasing cash flow, enhancing operating efficiencies, and achieving balanced, profitable growth.

     The Company grows internally by entering into contracts for the installation of public pay telephones in locations where the Company believes there will be significant demand for public pay telephone service, such as convenience stores, grocery stores, service stations, shopping centers, hotels, restaurants, airports and truck stops. The Company believes that its nationwide presence in the public pay telephone marketplace makes it a particularly attractive supplier of public pay telephone services for location owners with regional or national facilities. Further external growth will be achieved through the targeted acquisition of other pay telephone routes that meet the Company's strict financial and operational criteria for such transactions. The Company believes that substantially all of its public pay telephones are in high traffic locations.

     Between 1990 and 1993 the Company entered into several non-pay telephone businesses including telephone debit card services, cellular rental services, international services and inmate services. In late 1994, the Company adopted a new strategic direction to return its focus to the core public pay telephone business and to divest itself of the other non-core businesses. The sale of these non-strategic businesses took place largely in 1995 and concluded with the sale of the remaining portion of Company's inmate services division in December, 1997. See "Business-Inmate Telecommunications Divestiture" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     During 1996, E. Craig Sanders joined the Company as a Director, President and Chief Executive Officer and Neil N. Snyder, III joined as Executive Vice President and Chief Operating Officer. During the first quarter of 1997, David
A. Arvizu joined the Company as Senior Vice President of Sales and Services and during the third quarter of 1997, William A. Baum joined the Company as Senior Vice President and Chief Financial Officer.

Public Pay Telephone Industry Overview

     Based on information compiled largely from the "Statistics of Telecommunications Common Carriers" filed with the FCC, there were approximately 2 million public pay telephones in the U.S., as of December 31, 1996. Of this total, approximately 350,000 pay telephones were operated by independent pay telephone companies, and the balance were provided by the various local exchange telephone companies. Using these figures, the Company's pay telephone base represents approximately 2% of the total domestic U.S. public pay telephone installed base.

     The telecommunications marketplace through 1995 was principally shaped by the 1984 ruling of the United States District Court for the District of Columbia (the "AT&T Divestiture Court"), in the well-documented Bell System antitrust divestiture case, United States v. American Telephone & Telegraph Company (the "AT&T Divestiture"). The AT&T Divestiture created various business opportunities in the telecommunications industry and paved the way for FCC rulings in 1984 which authorized independent public pay telephone equipment to be connected to the public switched network and operated competitively. Subsequent to the 1984 FCC rulings, virtually all state jurisdictions have authorized the competitive provision of public pay telephone services within their territories.

     In 1990, Congress passed the Telephone Operator Services Consumer Information Act of 1990 ("TOSCIA"), which established the mandate that pay telephone providers adopt a series of operational measures designed to provide information and "open access" for consumers seeking to place calls at public pay telephones nationwide. As a result of TOSCIA, PSPs are required to afford open consumer access to carrier access code dialing and 1-800 "toll free" calling from public pay telephones. TOSCIA also required the FCC to consider fair compensation to pay telephone providers for the access offered on such calls.

     The various state and FCC regulatory rulings implementing competition in the pay telephone business, both before and after Congress' enactment of TOSCIA, created an operating environment in which competitive PSPs, such as the Company, were placed at a fundamental disadvantage vis-a-vis their primary competitors, the LEC pay telephone operators, in a variety of operational and financial aspects integral to the competitive provision of pay telephone services. For example, LECs were permitted to subsidize their pay telephone operations from their regulated local exchange telephone company operations. This cross-subsidization resulted in various market distortions including "below cost" end user rates for local coin and certain other calls. Yet, regulators applied these same end-user rates as rate ceilings for competitive pay telephone providers, even though the latter did not have an opportunity to subsidize their pay telephone operations from monopoly telephone operations.

     On February 8, 1996, the Telecom Act was signed into law, giving broad powers to the FCC to preside over the development of competitive telecommunications markets, including local exchange, long distance and public pay telephone sectors. The significant public pay telephone provisions of the new law contained in Section 276 are designed to improve parity among public pay telephone service providers and to address those fundamental regulatory inequities that have long plagued the public communications industry sector. Specific public pay telephone provisions of the Telecom Act have required the FCC to adopt rules that would: (i) create a standard regulatory scheme for all public pay telephone providers, including the RBOC public pay telephone operations; (ii) require removal by the RBOCs of their public pay telephone operations and investment from their regulated books of account; (iii) prescribe certain safe-guards to eliminate future discrimination or subsidization in favor of RBOC public pay telephone operations; (iv) require "fair compensation" to be paid to PSPs for all calls using public pay telephones (except for calls to 911 Emergency and Telecommunications Relay Services numbers); (v) provide the right for all PSPs, subject to existing and future contractual rights with the Location Owner, to select the provider for both intraLATA and interLATA operator and network services; (vi) evaluate whether and how "public interest" pay telephones (public pay telephones not normally placed under purely competitive conditions but potentially required for public policy reasons) should be maintained; and (vii) preempt state requirements that are inconsistent with relevant FCC rule provisions.

     In response to these requirements of the Telecom Act, the FCC conducted extensive proceedings resulting in the issuance of two orders in September of 1996 and November of 1996, implementing the statutory mandates of Section 276 of the Telecom Act (the "Initial Payphone Orders"). The Initial Payphone Orders were subsequently appealed, by a variety of parties, to the United States Court of Appeals for the District of Columbia Circuit, challenging the FCC's establishment of a Dial-Around Compensation system and a market based pricing regime for local coin calls. The Court, in orders issued on July 1, 1997 and September 16, 1997, upheld the FCC's preemptive deregulation of local coin call pricing, but vacated and remanded certain aspects of the FCC's dial-around compensation system for further administrative proceedings. The FCC subsequently conducted such further proceedings and, on October 9, 1997, issued its Second Report and Order (the "Remand Order") reaffirming the general framework of its original dial-around decisions, and adopting specific revisions to address the precise cost and pricing issues raised by the Court of Appeals. Subsequent to the issuance of the Remand Order, various parties have sought Reconsideration from the FCC and have filed new court challenges to the Remand Order, which proceedings are presently pending. Separately, one state commission and a consumer group have requested that the U.S. Supreme Court review the Court of Appeals decision upholding the FCC's preemption of state regulation of local coin rates. On March 30, 1998, the U.S. Supreme Court declined to accept jurisdiction; and, thus, affirmed the Court of Appeals decision upholding the FCC's deregulation of local coin rates. The final outcome of these proceedings, and other ongoing or anticipated regulatory actions at both state and federal levels, will significantly impact the industry and the operations of the Company in the foreseeable future. The Company is unable to predict the outcome of such actions or whether all or a part of the Orders and the Remand Order will be modified, affirmed or otherwise affected. See "Business-Regulation".

Business Strategy

     Against this broader industry backdrop, the Company's vision is to be the Recognized Quality Public Access Leader At All Times. The Company's business objectives are to focus on continued strengthening of its core public pay telephone business, to deliver an unsurpassed quality of service to its customers and to grow operating cash flow by continuing to expand and refine its base of pay telephones. The Company expects to implement these objectives by continuing to focus on operational excellence and balanced growth, although there can be no assurances that such objectives will in fact be achieved to the degree desired by the Company.

     The Company's Plan for Operational Excellence includes the following elements:

     Unsurpassed Level of Customer Care. The Company is committed to providing the highest quality service in the industry and establishing strong relationships with its customers. To provide a superior level of customer service, the Company uses "smart" microprocessor-equipped telephones, a sophisticated management information system and a highly trained service and support staff. The Company's advanced telephone technology provides records of telephone activity, which allow for verification of coin revenue and rapid response (typically within 24 hours) to equipment malfunctions. As one of the country's largest independent public pay telephone providers, the Company is in a competitive position to service regional and national corporate accounts, in contrast to smaller competitors or LECs who now typically operate within their specific geographic regions.

     Achievement of Operating Standards. The Company has conducted an overall review of its operating procedures and policies and has instituted a range of new standards and goals to be met by its operations personnel in order to more fully utilize the Company's operating infrastructure. These targets include, among others, improved service reliability and responsiveness, reduced installation time and reduced repair time. The Company believes that its phones operate at a level commensurate with or in excess of industry standards and that the quality of its operations, by such measures as uptime and time to repair, have experienced ongoing service improvement in 1997.

     Cost of Operations Savings. The Company has developed and is in the process of implementing an action plan to increase economies of scale and maximize operating efficiencies. The action plan includes a heightened focus on more efficient route management, prompt delivery of repair parts and central inventory management, all of which, along with other aspects of the plan, should further increase productivity. Additionally, as a high volume consumer of telecommunications services, the Company has been able to negotiate favorable terms with operator and long-distance service providers such as AT&T, Sprint and WorldCom Inc. and, the Company believes that its "smart" telephones, management information systems and trained service and support staff will permit telephone repair and maintenance cost savings over time. The Company further believes that, as its plans are implemented, it can realize additional economies of scale in field service, coin collection and other selling and administrative functions, although no assurances can be given.

     The Company's Plan for Growth includes the following elements:

     Internal Growth. The Company is seeking to achieve internal growth by increasing the number of public pay telephones that the Company owns, operates or services at local, regional and national accounts. As part of this process, the Company began to develop in 1997 an aggressive multi-channel sales organization as a complement to its direct sales efforts. The Company believes that its nationwide presence makes it an especially attractive supplier of public pay telephone services for regional and national accounts. Offering these accounts a consolidated and consistent service level and reducing the time and burden involved when dealing with multiple providers, has proven to be of real value. The primary focus of the Company's marketing efforts has been, and continues to be, accounts in high foot traffic locations which currently include locations such as convenience stores, food chains, malls and gasoline stations.

     Acquisitions. Based upon an improved operating and regulatory environment, in January, 1998, the Company completed its first pay telephone company acquisition since 1994 when it acquired substantially all the telephone assets of Indiana Telcom, Inc., adding approximately 2,600 telephones, located primarily in mid-western states, to the Company's installed base. Additionally, especially in light of anticipated economic benefits from the Telecom Act, the Company will continue to evaluate acquisition opportunities and may from time to time pursue an acquisition if management believes such an acquisition would be beneficial to the Company.

     Marketing Partners. The Company believes there is significant value and benefit to entering into marketing partnerships with a select number of major concerns which parallel the Company in management philosophy and business objectives. Strategic partnering allows the Company to take advantage of certain synergies in operations along with regional, national or other volume aggregation opportunities. The Company believes that it is an attractive strategic partner for fully integrated telecom providers that do not have internal pay telephone route management resources. As a result, during 1997, the Company has entered into various partnering opportunities with a select number of such providers and will continue to explore future beneficial opportunities.

     There can be no assurance, however, that the Company's strategy as outlined above will be sufficient to restore profitability or that the strategy will not be adversely affected by future regulatory, competitive or other industry actions.

Public Pay Telephones

     As of December 31, 1997, the Company's public pay telephone system consisted of approximately 40,100 public pay telephones located in 39 states and the District of Columbia. The majority of the Company's payphones are located in the eastern half of the United States and California, with the largest geographic concentrations in the following key states: Florida, New York, California, Indiana, Texas, Maryland, Virginia, Pennsylvania, Tennessee, Georgia, Louisiana, Ohio, and North Carolina.

     The Company's core public pay telephone business generates revenues from coin and non-coin calls. Coin calls are made by depositing coins into the pay telephone. Non-coin calls include calling card, credit card, collect and third-party billed calls made using the OSP pre-selected by the Company for its pay telephones and Dial-Around Calls.

     Coin Calls

     The Company's public pay telephones generate coin revenues primarily from local calls. Pursuant to FCC rulings implementing the Telecom Act, the Company has, effective October 7, 1997, begun to price local coin calls using market based rates in most jurisdictions. Long distance intrastate coin calls are priced in accordance with applicable state regulatory rate caps or guidelines, while the Company continues to maintain pricing flexibility on certain intrastate and all interstate coin calls. The Company pays local line and usage charges to the LECs, or in certain circumstances CLECs, for the underlying local exchange transmission services provided for each of the Company's installed public pay telephones. These line and usage charges cover basic dial tone service to the pay telephone, as well as the transport and completion of local coin calls. The Company also pays usage based charges to its primary interexchange carriers for the underlying telecommunications transmission service used to initiate and complete coin long distance calls.

     Non-coin Calls

     The Company receives revenues (typically in the form of carrier paid commissions) from non-coin calls made from its public pay telephones. The services needed to complete a non-coin call include providing an automated or live operator to answer and process the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration, determining the charge for the call and billing and collecting the applicable end user charges. In all jurisdictions, the Company has the right to select the operator service provider for interLATA, interstate and international traffic for use on its public pay telephones. In certain jurisdictions, the Company has historically been required to use the LEC as the local, intraLATA and ("0-") service provider. The Telecom Act, however, has preempted and thereby eliminated most of these requirements prospectively and the Company is now authorized to select the provider for substantially all dialed revenue generating calls from its public pay telephones. Currently, the Company selects third-party OSPs to handle the calls for all of its traffic. The Company uses the operator services of AT&T, Sprint and other smaller operator service providers, in addition to certain LEC providers. The Company has initiated a process of consolidating its traffic with fewer OSPs, to obtain the most beneficial commission and service arrangements, and believes this consolidation initiative will result in a positive impact to the Company, although there can be no assurance of this.

     Each operator service provider selected by the Company handles 0+/0- calls and pays the Company a commission for each call completed thereby, except in those limited instances where the Company is prohibited contractually, legally or otherwise from selecting the operator service provider. The state regulatory authorities have jurisdiction to mandate rates for intrastate calls other than local calls, and many have adopted such requirements. The FCC has the authority to regulate the amount public pay telephone operators may charge for interstate calls, although no rate ceilings have been established. On January 29, 1998, the FCC adopted certain rate disclosure requirements for interstate 0+ calls originated from public pay telephones and other transient locations. While the Company believes that such rate disclosure requirements will prove beneficial for the pay telephone industry generally and the Company specifically, there can be no assurance of this. See "Business Regulation."

     The Company also receives non-coin revenue from IXCs pursuant to FCC regulations as Dial-Around Compensation for non-coin calls made from its public pay telephones. Pursuant to current FCC regulations adopted in the Remand Order, the Company is entitled to receive $0.284 per call for all Dial-Around Calls completed from its pay telephones, for a two year period beginning October 7, 1997. The FCC, in its Remand Order, has tentatively concluded that this same $0.284 call compensation rate will also govern compensation obligations of the OSP's for the period from November 7, 1996 through October 6, 1997 and that PSPs are entitled to receive this compensation for all Dial-Around Calls during this prior period. The Remand Order further states that the allocation of this payment obligation between the OSPs for the period from November 7, 1996 through October 6, 1997 will be addressed in a subsequent order. Petitions for

Reconsideration and Petitions for Review of the Remand Order are currently pending before the FCC and the U.S. Court of Appeals for the District of Columbia Circuit, respectively. While the Company believes that the essential elements of the Remand Order should remain intact notwithstanding these Petitions, changes to the specific terms and conditions of the current FCC mandated Dial-Around Compensation regime may result from either proceeding.

     Operating Expenses

     The Company pays monthly charges to the LECs and CLECs for interconnection to the Public Switched Network for basic dial tone and local usage. These charges are computed, depending on the LEC or CLEC, using either a flat monthly rate or a fixed monthly charge plus a per message or per minute usage rate, based on the duration of the call. Additionally, the Company pays the LECs, CLECs and IXCs a fee, based on usage, for intraLATA and interLATA transmission service used to complete coin long-distance calls. The Company also typically shares coin revenues and commissions paid to the Company by the OSPs with the Property Owners. Once accessed to the Public Switched Network, the Company is also responsible for the associated billing, collection, bad-debt and validation costs, when the Company is acting as the operator service provider. As previously noted, the Company currently is using AT&T and Sprint as its primary national providers of operator services, where none of these costs applies directly to the Company.

     The Telecom Act was designed to open virtually all markets to competition in the telecommunications industry and the Company believes that the future effect will be to lower certain costs of the Company such as line charges and usage rates for local interconnection, although there can be no assurances as to the specific timing or amount of such reductions. In this regard, recently, the FCC has ordered the implementation of several new charges, namely, Universal Service Funding ("USF"), Presubscribed Interexchange Carrier ("PICC"), and Payphone Line Coding charges, which represent increases in the Company's telephone charges and which are in varying stages of administrative review. These new charges may limit the cost reductions otherwise anticipated under the Telcom Act, although there can be no assurance of the ultimate impacts experienced by the Company or the materiality of such impacts.

     Internal Growth

     Placement of Public Pay Telephones. The Company seeks to install its public pay telephones in locations where it believes there will be significant demand for public telephone service, such as convenience stores, grocery stores, gasoline service stations, shopping centers, hotels, restaurants, airports and truck stops. In evaluating locations, the Company generally conducts a site survey to examine geographical factors, population density, traffic patterns, historical information (to the extent available) and other factors, in determining whether to install a public pay telephone. The Company has focused its efforts to date on securing telephone locations from local and regional accounts, and large national accounts which can provide a large number of high quality locations.

     The Company installs its public pay telephone equipment pursuant to agreements ("Property Agreements") with the Property Owners. The Company's typical Property Agreement has a three to five-year term and may provide the Company with the option to renew for an additional three to five years. Each Property Agreement provides for a revenue sharing arrangement between the Company and the Property Owner based on the revenue generated from the public pay telephone. The percentage of revenue paid to a Property Owner is generally fixed for the period of the Property Agreement. The Company estimates that the average cost of installing a new public pay telephone, including site selection, hardware and labor, is approximately $1,950.

     In the past several years, the Company has been able to grow internally through use of existing inventory and parts. To meet planned growth in new phone installations, the Company now expects to significantly increase purchases of new pay telephones and parts for installations and repair purposes.

     The Company is obligated to repair, maintain and service the public pay telephone equipment installed pursuant to the Property Agreements. Through its computer systems, the Company generally is able to determine potential malfunctions before they are reported and repairs such malfunctions within 24 hours in the majority of cases. Generally, the failure of the Company to remedy a default within 30 days after notice gives the Property Owner the right to terminate the Property Agreement and the Company may terminate a Property
Agreement on 30 days' prior notice to the Property Owner if the public pay telephone does not generate sufficient total revenue for two consecutive months.

     Marketing. Although the Company's past growth in its core public pay telephone business was primarily driven by acquisitions through 1994, the Company has more recently focused on internal sales growth to increase the number of public pay telephones that the Company owns, operates or services at local, regional and national accounts. An aggressive multi-channel sales organization is currently being developed by the Company as a complement to this process. The primary focus of the Company's marketing efforts has been, and continues to be, regional and national corporate accounts, although the Company does operate a large number of its installed payphone base at local account locations. As one of the country's largest independent public pay telephone providers, the Company believes it is in a strong position to service national accounts, in contrast to smaller competitors or LECs, which currently operate only in their specific geographic regions. In contrast to the limited resources of the smaller independent public pay telephone operators, the Company's "smart" pay telephones, sophisticated management information systems, and highly trained national service and support staff allow the Company to maintain a high level of service and react quickly to repair damaged equipment. The Company's size and cost structure also allow it to offer attractive commissions to Property Owners that are competitive with other independent operators and the LECs, although the industry has become substantially more competitive with regard to commissions. Based upon the Telecom Act, the Company believes that there will be additional changes in the competitive public payphone environment, which may create both opportunities and risks for the Company, the ultimate outcome of which cannot be predicted with any assurance.

     Acquisitions

     Through 1994, the Company's core public pay telephone business grew primarily through acquisition of other public pay telephone companies. The company's acquisition of public pay telephones for amounts in excess of $500,000 from 1990 through 1994 included approximately 32,350 telephones from 17 companies. See "Business Strategy - Acquisitions."

     Competition

     The Company believes the principal competitive factors in the public pay telephone business are: (i) commission payments to Property Owners; (ii) the ability to serve accounts with locations in several LATAs or states; (iii) the quality of service provided to the Property Owners and the users of the telephones; and (iv) responsiveness to customer service needs.

     In the public pay telephone business, the Company principally competes with the LECs, a number of independent providers of public pay telephone services, major OSPs and IXCs. Some of these independent companies have increased in size through acquisitions and many of these companies compete for the most favorable public pay telephone contracts and sites. Most LECs and IXCs with which the Company competes have substantially greater financial, marketing and other resources than the Company. In addition, many LECs, faced with competition from independent public pay telephone companies, have increased their compensation arrangements with Property Owners by offering more favorable commission schedules and other incentives. As a result of the passage of the Telecom Act and other regulatory changes, under certain circumstances, the LECs have been allowed to begin providing services outside of their monopoly franchise territories in a more deregulated mode, and other companies may also compete against the LECs for in-territory local business. The potential for competition from other new entrants in the payphone industry exists as well. These possibilities present both business opportunities and risks for the Company. Opportunities include, but are not necessarily limited to, potential lower interconnection costs due to the advent of competition in the local service business and improved revenues as a result of the adoption of Dial-Around Compensation. The risks include increased competition from the LECs, other new entrants, and a range of wireless technologies, particularly in light of recent increases in local coin call prices. See "Regulation".

     Telephone Systems Management and Service

     The Company has internally developed a computer software system which interfaces with microprocessors in the Company's public pay telephones. The Company's computer system polls the public pay telephones each night to determine the amount of coin revenue in each telephone and to diagnose possible operational problems occurring with the telephones.

     Based on the results of each night's polling, the Company determines which telephones require collection or service. Each of the Company's technicians generally remove from 20 to 25 sealed coin boxes each day, depending upon the number of public pay telephones within the collector's specified collection route. Once the route is completed, the technician returns to one of the Company's coin collection rooms located at its executive office or one of its regional offices, where the seal on the coin box is removed and the coins are electronically counted. The actual amount in each coin box is automatically recorded and compared to the expected amount determined by polling the public pay telephone on the previous night.

     The Company maintains a staff of approximately 320 field service telephone technicians located throughout the states in which the Company's public pay telephones are installed. The Company has imposed a high standard of service and maintenance in order to ensure that the public pay telephones are operating properly and generating maximum revenue. Through its computer system, the Company generally is able to determine malfunctions before they are reported and is able, in most cases, to repair such malfunctions within 24 hours. The most typical payphone malfunctions or problems are caused by vandalism and theft. On average, less than 2% of the Company's public pay telephones are out of service or are not operating properly at any one time. For accounting purposes, telephone repair costs are expensed by the Company as incurred. The Company also continuously monitors and reviews the latest technology in the industry to prevent tampering, vandalism, fraud and theft at its public pay telephones. The Company's management systems allow the Company to decentralize its operations by giving its field operations personnel access to more information, thus allowing for quicker response and reduced out of service downtime.

     The Company has continued its refurbishment program to improve the condition of its installed public pay telephone base. In connection with this program, the Company has created its own repair center located at its headquarters. This repair center has assisted in lowering the Company's repair costs and providing a steadier supply of repaired equipment back to the field for deployment.

     Telephone Equipment Suppliers

     The Company purchases its public pay telephones from independent manufacturers. The Company's public pay telephones use microprocessors that provide voice synthesized calling instructions and the capability to detect and count coins deposited during each call. These "smart" public pay telephones also provide information to the caller at certain intervals regarding the time remaining on the call and the need for an additional deposit to continue to call. As of December 31, 1997, approximately 34,000, or 85%, of the public pay telephones that the Company operates were manufactured by Intellicall, Inc. ("Intellicall"). The Company also operates public pay telephones manufactured by other manufacturers. The Company believes that it can purchase public pay telephones from other public pay telephone manufacturers on terms similar to those in effect with Intellicall. The Company has a non-exclusive arrangement with Intellicall whereby the software and engineering schematics to repair the Intellicall telephones are held in escrow, to protect the Company against the bankruptcy of, the cessation of business operations by, or the failure to provide system support maintenance by, Intellicall. The Company, therefore, believes that the loss of Intellicall as a manufacturer of the Company's public pay telephone equipment would not have a material adverse effect on its business, although no assurances can be given.

Long-Distance Operator Services Aggregator

     The Company has developed a program involving the aggregation and resale of certain operator ("0+"/"0-") services and transmission ("1+") services to other PSPs. The Company is able to arbitrage these services to smaller payphone companies based upon the favorable higher volume terms and conditions under which the Company is able to obtain the services from the underlying LECs, OSPs and IXCs. Network and operator services which the Company presently is authorized to resell to other PSPs either directly or through agency agreements include those of AT&T, Sprint, BellSouth Telecommunications, Inc., GTE Corp. and Ameritech Corp. The Company is committed to developing alternate distribution channels for both carrier services and a full range of other public communications support services, which the Company believes it is uniquely suited to provide. The Company believes this area of the business should provide future revenue streams that will assist in the Company's return to profitability, although there can be no assurances that such a positive impact will occur.

Prepaid Calling Card/International Telephone Centers

     In December 1994, as part of its strategic initiative to return its focus to the core public pay telephone business, the Company's Board of Directors approved the sale of the Company's prepaid calling card, international telephone center and cellular operations. The sale of these units occurred in 1995. (For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Inmate Telecommunications Divestiture

     On December 19, 1997, the Company sold the operating assets of its Inmate Services Division to Talton Holdings, Inc. of Dallas, Texas, ("Talton") for a cash purchase price of $10,625,000, plus possible deferred consideration contingent on future operating results. Sale of the division resulted in a one-time gain on disposition of $4.2 million, recorded in the fourth quarter of 1997. As one of the continuing terms of the transaction, the Company will maintain, subject to specified conditions and for a limited period, a performance bond and related collateralization with respect to an ongoing Clark County, Nevada inmate services agreement. In addition, pursuant to a Management Agreement concurrently entered into between the parties, and subject to the terms and conditions of the Asset Purchase Agreement, Talton will, for the benefit of the Company, supervise and manage the ongoing daily operations of the business with respect to those inmate services agreements requiring either regulatory or contractual approval prior to formal transfer of title to the assets.

Regulation

Overview

     The Company's operations are significantly influenced by the regulation of public pay telephone and other related telecommunications services. Authority for regulation of these services has traditionally been vested concurrently with the FCC and the various state public utility commissions. Regulatory jurisdiction has generally been determined by the interstate or intrastate character of the subject service, and the degree of regulatory oversight varies among jurisdictions. While most matters affecting the Company's operations fall within the administrative purview of these regulatory agencies, state and federal legislatures and the courts have also been involved in establishing certain rules governing key aspects of the Company's operations.

     Section 276 of the Telecom Act (see "Business - Public Pay Telephone Industry Overview") vests broad new authority in the FCC with regard to the regulation (or forbearance from regulation) of public pay telephone services. The FCC has adopted a series of orders implementing Section 276. As an outgrowth of the Telecom Act, there has been an expansion of the FCC's role in shaping overall regulatory requirements for the public pay telephone industry. Specifically, pursuant to Section 276 of the Telecom Act, the rules adopted by the FCC under the new payphone provisions of the Telecom Act have effectively preempted any inconsistent payphone regulations by a state authority. Moreover with the FCC's adoption of regulations to implement Section 276, there will be no effective ongoing role of the AT&T Divestiture court for any purpose relevant or material to the Company's operations. Although this expected restructuring of the traditional jurisdictional and regulatory authorities for public pay telephone service comports with the best current information available to the Company, a final determination must await the outcome of pending federal court appeals and further FCC implementation actions. In the event the FCC orders implementing Section 276 are ultimately declared invalid, in whole or in part, the Company could be materially and adversely affected.

     State Regulation

     State regulatory commissions have historically been responsible for regulating the rates, terms and conditions of intrastate public pay telephone services. This has generally involved the setting of rate ceilings on intrastate services provided to end users of the payphone; establishment of rates paid by competitive public pay telephone providers to the LECs for lines and local/intraLATA services; imposing mandatory service and operational requirements; and, in several cases establishment of intrastate "Dial-Around" Compensation or "set use fee" mechanisms for PSPs. These existing state regulatory rules are subject to significant revision at the state level (i.e., local coin rate deregulation under the Initial Payphone Orders), and the Company believes, although there can be no assurances, that federal preemption of some additional aspects of these state regulations may occur on a prospective basis pursuant to the terms of the Telecom Act and the regulations adopted thereunder by the FCC. Moreover, proceedings are now underway in many state jurisdictions addressing (i) tariff filings by the LECs to implement the requirements of
Section 276 and the FCC rulings thereunder; and (ii) revisions of state pay telephone rules to conform to the new federal requirements.

     To date, the degree to which state agencies regulate the types of services offered by the Company varies widely, from certain states which do not require any certification or authorization to operate within their borders, to other states that have historically prohibited non-LEC public pay telephone services entirely. In most states which permit such services, approval to operate in the state involves the submission of a certification application and an agreement by the Company to comply with the rules, regulations and reporting requirements of the state. The Company has, directly or through contractual partners, obtained the requisite regulatory approvals to offer public pay telephone service in all states where the Company currently operates.

     The Company is also affected by state regulation of operator services, either directly with respect to operator services provided by the Company or indirectly through the impact upon the OSPs utilized by the Company. Typically, state regulatory bodies have adopted intrastate provisions that are similar or identical to the regulations adopted by the FCC pursuant to the Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA"). These regulations address "branding", "posting" and "unblocking" requirements for public pay telephones, to which a significant number of states have also added rate regulation in the form of rate "ceilings", reporting requirements and restrictions on the handling of certain call categories (i.e., "0-" dialed calls). The Company, or its designated carrier(s), have obtained the required intrastate operator service authorizations, including, where applicable, certificates of public convenience and necessity and approval or acceptance of tariffs in all jurisdictions in which the Company provides service. As with the future regulation of public pay telephone services, the scope and application of state regulatory requirements to operator services provided in a public pay telephone context remain uncertain, pending full and final implementation of
Section 276 of the Telecom Act by the FCC and the state regulatory agencies.

     Federal Regulation

     Until recently, regulation of the public pay telephone business at the federal level has not been as detailed or comprehensive as many of the state regulatory regimes described in the preceding section. The FCC, since first authorizing the registration and interconnection of "instrument implemented" public pay telephones in 1984, has primarily addressed issues of basic interconnection to the Public Switched Network for the provision of interstate telecommunications services from payphones, implementation of the provisions of TOCSIA (involving "branding", "posting", "rate quotation", and "unblocking" access code dialing to all operator services providers from public pay telephones), establishment of Dial Around Compensation and the handling of general consumer complaints with regard to public pay telephone services.

     The Company however, believes that the passage of the Telecom Act and, specifically, Section 276 of the Act, marks a significant change in the form and scope of federal regulation, or the preemptive forbearance from such regulation, for public pay telephone service, and hence for providers of the service including the Company. The Telecom Act defines "payphone service" to mean "the provision of public or semi-public pay telephones, the provision of inmate telephone service in correctional institutions, and any ancillary service".
Section 276 of the Telecom Act charged the FCC with implementing rules that would: (i) create a standard regulatory scheme for all public pay telephone providers, including the RBOC public pay telephone operations; (ii) require removal by the RBOCs of their public pay telephone operations from their regulated books of account; (iii) prescribe certain safeguards to eliminate future discrimination or subsidization of LEC public pay telephones; (iv) require "fair compensation" to all public pay telephone providers for all calls using public pay telephones (except for calls to 911 Emergency Services and Telecommunications Relay Services numbers); (v) provide the right for all pay telephone service providers, subject to existing and future contractual rights with the Location Owner, to select the provider for both intraLATA and interLATA network services; (vi) evaluate whether and how "public interest" pay telephones (pay telephones that would not normally be placed in a location under purely competitive conditions but may be required for public policy reasons) should be maintained; and, ( vii) preempt state requirements that are inconsistent with these provisions.

     The FCC responded to Section 276's charge on September 20, 1996 and November 8, 1996, when it issued its Initial Payphone Orders setting forth and affirming regulations required to implement this section of the Telecom Act. In implementing Section 276, these orders established, among other things, an interim Dial-Around Compensation scheme for independent public payphone providers for both access code and 1-800 subscriber calls at a flat rate of $45.85 per pay telephone per month beginning November 6, 1996. This flat rate was to be effective through October 6, 1997, at which time, compensation was to begin on a per call basis at a rate of $0.35 per call or such other rate as might be negotiated by the PSP and the carrier(s). Effective October, 1998, the Dial-Around Compensation rate was to track the local coin rate at each phone or such alternative rate as may be negotiated with the carrier(s).

     To further ensure that pay telephone providers were fairly compensated, the FCC in its initial Payphone Orders set forth a plan for the deregulation of local coin calling rates by October 7, 1997. Under the plan, local coin calling rates were designated to be set by market forces rather than prospective regulation. The Initial Payphone Orders allowed individual states to order deregulation prior to the October, 1997 deadline, or request a modification or exemption from local coin rate deregulation upon a detailed showing in support of such request by the state.

     In order to discontinue the traditional interstate and intrastate payphone subsidies for LEC pay telephones from the regulated rate base operations of the LECs and eliminate future discrimination or subsidies in favor of RBOC pay telephone services, the FCC's Initial Payphone Orders mandated nonstructural separation for all LEC pay telephone operations, by April 15, 1997. LECs were also required to file interconnection plans with the FCC that discussed the manner in which compliance with the nondiscrimination and anti-cross subsidization requirements would be effectuated. As a further anti-discrimination measure, the Payphone Orders specifically required LECs to provide access lines and associated services to all pay telephone providers on a basis equal to that provided by the LECs to their own pay telephone operations.

     Additional regulations under the Initial Payphone Orders included a provision authorizing PSPs to select the primary intraLATA and interLATA carriers of choice. For public safety reasons, "0-" dialed emergency calls may be directed to be routed to the LEC if such a state requirement exists, but the states were not authorized by the FCC to require non-emergency "0- " dialed calls to be completed by the LEC. Finally, the Initial Payphone Orders stated that enforceable agreements between a location provider and a pay telephone provider or carrier, existing as of the date of the Act, were unaffected by the Act.

     In response to the FCC's initial Payphone Orders, numerous parties filed petitions with the United States Court of Appeals for the District of Columbia Circuit seeking review and modification of those Orders. In Illinois Public Telecommunications Ass'n v. FCC, 117 F.3d 555, 123 F. 3. 693 (D.C. Cir. 1997) ("Illinois Public Telecom"), the court on July 1, 1997 and September 16, 1997, affirmed key aspects of the FCC's rules implementing Section 276, including specifically the deregulation of local coin calling rates, but also vacated and remanded certain other aspects of those rules. The court overturned the FCC's determinations in the Initial Payphone Orders regarding: (i) the interim and permanent compensation rates of $0.35 per call established for Dial-Around Calls; (ii) the requirement that only those IXCs with annual toll revenues over $100 million pay PSPs for these calls during the first year of the interim period; (iii) the failure to provide any interim compensation to RBOC PSPs for "0+" calls and calls made from inmate payphones; and (iv) the use of fair market value for payphone assets transferred from an RBOC to a separate affiliate. On October 9, 1997, the FCC issued its Second Report and Order in the same docket, FCC 97-371 (the "Remand Order"), revising certain aspects of the original Payphone Orders in response to the court's order in Illinois Public Telecom. The FCC concluded in the Remand Order that the rate for per-call compensation for Dial-Around Calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35-$0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). Absent another negotiated rate between the parties, the IXCs and OSPs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call Dial-Around Compensation, the actual market-based local coin rate applicable on a per phone basis, adjusted for certain costs defined by the FCC as $0.066 per call, is to take effect. These new provisions were made effective as of October 7, 1997. In addition, the Remand Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all Dial-Around Calls during this period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Dial-Around Compensation Adjustment". The FCC stated that the manner in which the carrier payment obligations, for the period from November 7, 1996 through October 6, 1997, will be allocated among the applicable carriers shall be addressed in a subsequent order.

     Since issuance of the Remand Order, several additional legal and regulatory developments have taken place. First, several parties have filed Petitions for Reconsideration with the FCC challenging the new default compensation rate and several related aspects of the Remand Order. Comments have been filed by the parties on these Reconsideration Petitions and the matter is currently awaiting an FCC decision. Second, several parties have filed new appeals with the U. S. Court of Appeals for the District of Columbia Circuit. Initial briefs have been filed by the parties and oral argument has been scheduled for May 7, 1998, with a court ruling expected in the second half of 1998. Third, several parties have petitioned the FCC and the Circuit Court for a stay of the effectiveness of the Remand Order. These petitions were subsequently denied by the FCC and by the Court, thus leaving the Remand Order in place pending a final court ruling on the appeal. Fourth, certain parties have filed a Petition for Certiorari Review with the U.S. Supreme Court on the FCC's decision to deregulate local coin calling rates, which decision was previously affirmed by the Circuit Court in Illinois Public Telecom. On March 30, 1998, the U.S. Supreme Court declined to accept jurisdiction and thus affirmed the Court of Appeals decision upholding the FCC's regulation of local coin rates.

     Finally, petitions and comments have been filed with the FCC, seeking a delay in the start date for per-call compensation, based upon the alleged technical limitations of the relevant carrier tracking systems. On March 9, 1998, the Commission issued a Common Carrier Bureau Memorandum Opinion and Order (the "Waiver Order") clarifying and waiving certain requirements established in the Initial Payphone Orders, regarding payphone-specific coding digits needed to facilitate the transition for LECs, PSPs and IXCs to a "per-call" Dial Around Compensation regime. The Waiver Order stated or reiterated in relevant part that: (i) limited time waivers for LEC's to provide payphone specific coding digits in support of "per-call" Dial-Around Compensation will be granted; (ii) during the waiver period, the previously established IXC obligations to pay per-call compensation remain in effect; (iii) absent a negotiated agreement, IXC's must pay per-call compensation of $0.284 for all calls they receive from payphones not otherwise compensated; (iv) payment for the October, 1997 through December 31, 1997 period must be made no later than April 1, 1998; (v) because LECs and IXCs have identified problems in transmitting and receiving payphone-specific coding digits, a retroactive adjustment (true-up) of payphone compensation and/or an extension of the flat rate Dial-Around Compensation surrogate may be necessary for the waiver periods and will be addressed in a subsequent order; (vi) LECs must file tariffs with charges to PSPs imposed to recover the incremental costs, without overhead loadings, of implementing payphone-specific coding digits equally from all payphone lines; and, (vii) to be eligible for "per-call" compensation, each pay telephone instrument must, by April 8, 1998, be interconnected to the Public Switched Network via a "payphone specific" line from the LEC/CLEC. The Company believes that, on balance, the Waiver Order provides positive clarification and greater certainty with respect to the issues presented, although there can be no assurances given as to the final impacts resulting from the Waiver Order or subsequent modification orders of the FCC or a court.

     Similarly, although the Company believes the enactment and implementation of Section 276 of the Telecom Act will result in an overall improvement to the competitive environment in which the Company operates, the Company also recognizes the potential for increased competitive and financial pressures from the RBOCs or other LECs that may be more aggressive in the largely deregulated mode provided for under the Telecom Act. The specific provisions of the FCC's rules addressing the selection of a long distance carrier for the RBOC payphones, the adequacy of the transfer valuation assigned to the RBOC payphone operations upon their removal from regulated rate base accounts and whether the precise "non-structural" safeguards applicable to the RBOCs and LECs will be effective in eliminating cross subsidies and discrimination, will all significantly impact the future level and scope of competition faced by the Company in the public pay telephone market.

     The Company's business is affected by a number of other recently adopted federal regulations. On January 29, 1998, the FCC issued an order terminating its consideration of the "billed party preference" proposal, under which payphone providers would have been prevented from routing "0+" dialed non-coin calls to their designated OSPs. In lieu of "billed party preference" the FCC adopted regulations requiring rate quote announcements for "0+" interstate calls. Under the rate quote regulations, an OSP must provide to callers dialing interstate "0+" non-coin calls (and also to parties receiving "0+" collect calls), a voice announcement at the beginning of the call stating that a rate quote is available and informing the consumer how to obtain a rate quote without terminating the call. The rate quote requirement is effective July 1, 1998. The Company believes that the FCC's rejection of Billed Party Preference and adoption of rate quote requirements is a positive event that represents the most acceptable resolution of the interstate rate issues addressed by the FCC; and will provide greater certainty and a more acceptable industry environment in which the Company operates, although no assurances can be given.

     In regulations adopted in May 1997, the FCC required all telecommunications service providers, including payphone companies, to make quarterly payments to "universal service" funds. These funds are mandated by the Telecom Act as a means to support telecommunications service to high-cost areas, low-income subscribers, schools, libraries and rural health care facilities. Providers must pay based on a "factor" (percentage) of their revenues collected from "end-users." In the case of payphone providers, "end-user" revenue includes coin revenue and non-coin revenue billed directly to consumers, but excludes per-call compensation payments and commission payments received from carriers on non-coin calls. The "factor" (or percentage payment) requirements vary on a quarter-by-quarter basis. Starting in January, 1998, the Company has been assessed approximately $56,000 per month for such funds. Payments have been made by the Company under protest and are subject to pending FCC review.

     Other changes in federal regulations affect the charges incurred by the Company for local and long-distance telecommunications service. For example, in May, 1997, the FCC adopted new regulations that restructure interstate access charges. As a result of these changes, local exchange carriers are supposed to reduce the per-minute interstate access charges on interexchange carriers. To partially offset these reductions, LECs were authorized to assess interexchange carriers a flat "Presubscribed Interexchange Carrier Charge" of up to $2.75 per line per month. As a net result of these and other changes, many carriers have restructured their rates. Based upon these latter FCC actions, the Company believes it will experience an increase in carrier costs, that will be subsumed within, and to some extent offset by, the carrier cost reductions otherwise expected from application of the FCC's "new services" test and the advent of competition in local exchange services, but no assurances can be given as to the actual aggregate net impact of these actions.

Employees

     As of December 31, 1997, the Company had approximately 450 employees, approximately 130 of whom were executive, administrative, accounting, sales or clerical personnel and approximately 320 of whom were installers, maintenance and repair personnel and coin collectors.

ITEM 2. PROPERTIES

     The Company's headquarters facility, which is owned by the Company, consists of a 68,000 square-foot building located at 2300 Northwest 89th Place, Miami, Florida.

     The Company maintains 21 service facilities which are linked to the Company's headquarters by computer. The Company considers its current facilities adequate for its business purposes.

ITEM 3. LEGAL PROCEEDINGS

     In December 1995, Cellular World filed a complaint in Dade County Circuit Court against the Company and its subsidiary, PTC Cellular, Inc., alleging wrongful interference with Cellular World's advantageous business relationship with Alamo Rent-A-Car, and alleged misappropriation of Cellular World's trade secrets concerning Cellular World's proprietary cellular car phone rental system equipment. Cellular World is seeking damages alleged to exceed $10 million. Formal discovery has not been completed. Trial has been set for July 1998. Based on the discovery conducted to date, the Company continues to believe that it has several meritorious legal and factual defenses. Based upon the incomplete status of discovery, the Company is unable to predict the final outcome of the litigation. For information regarding regulatory proceedings which could affect the Company, see Item 1-"Business-Regulation".

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     Effective November 13, 1996, the Common Stock of the Company began trading on the American Stock Exchange under the symbol "PHO". Previously, the Company's stock was traded on the NASDAQ's National Market System and the SmallCap Market.
The following table sets forth the high and low closing sales prices or the high and low bid prices per share of Common Stock as reported on the respective exchange and quotation systems for the periods indicated. Bid quotations represent prices between dealers and do not reflect mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                        High       Low
                                                      ------     ------
Year ended December 31, 1997:
     First Quarter ..................................  $ 4.00     $ 2.88
     Second Quarter .................................    3.75       3.00
     Third Quarter ..................................    3.50       2.56
     Fourth Quarter .................................    4.50       3.00

                                                        High       Low
                                                       ------     ------
Year ended December 31, 1996:
     First Quarter ..................................  $ 2.81     $ 1.69
     Second Quarter .................................    4.25       2.31
     Third Quarter ..................................    4.13       2.38
     Fourth Quarter .................................    4.50       2.75


     As of March 20, 1998, the Company had 452 shareholders of record.

Dividend Policy

     The Company has never declared or paid cash dividends on its Common Stock. The Company presently intends to retain all earnings for the operation and development of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company's credit agreement precludes the Company from purchasing, redeeming or retiring any of its capital stock without the prior written consent of its lenders or from paying dividends in excess of 25% of the Company's net income. The payment of dividends by the Company also is limited by provisions of the $100.0 million 12 1/2% Senior Notes due 2002 and by the Series C Cumulative Convertible Preferred Stock. Any future determination as to the payment of cash dividends will depend on a number of factors including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. There can be no assurance that the Company will pay any dividends in the future.


ITEM 6.    SELECTED FINANCIAL DATA

     The selected financial data, as of and for each of the years in the five-year period ended December 31, 1997, has been derived from and should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" included elsewhere in this Annual Report. All years presented have been restated to present inmate telephone operations as discontinued operations.
Certain amounts for the prior years have been reclassified to conform with the current year presentation. Consolidated Statement of Operations Data:


                                                                                  Year Ended December 31,
                                                                  1997         1996          1995        1994        1993
                                                               ---------    ---------      --------   ----------   ---------
                                                                            (in thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues:
Coin calls .................................................   $  76,449    $  77,389    $  78,353    $  79,392    $  56,607
Non-coin calls .............................................      38,431       29,617       33,887       35,566       23,301
Service and other ..........................................        --           --            122        1,615        1,809
                                                               ---------     --------     --------    ---------    ---------
Total  revenues ............................................     114,880      107,006      112,362      116,573       81,717

Costs and expenses:
  Telephone charges ........................................      29,310       30,107       35,582       43,716       20,714
  Commissions ..............................................      30,185       28,250       27,599       23,565       17,585
  Field service and collection .............................      19,598       19,130       21,134       18,608       11,994
  Depreciation and amortization ............................      21,304       20,466       19,180       18,337       12,958
  Selling, general and administrative ......................      13,023       12,491       11,160       13,044        7,368
  Provision for dial-around compensation adjustment ........       2,116         --           --           --           --
  Other operating (income) expense .........................        --         (1,500)       6,177         --           --
                                                               ---------     --------     --------    ---------    ---------
Total costs and expenses ...................................     115,536      108,944      120,832      117,270       70,619
                                                               ---------     --------     --------    ---------    ---------
  Operating (loss) profit ..................................        (656)      (1,938)      (8,470)        (697)      11,098
                                                               ---------     --------     --------    ---------    ---------

Other (income) and expenses:
  Interest expense, net ....................................      13,106       12,875       10,355        7,516        3,065
  Loss from operations of  prepaid calling card and
    international telephone centers ........................        --           --           --          1,816        1,730
 (Gain) loss on disposal of prepaid calling card and
    international telephone centers ........................        --           (545)         566        3,690         --
                                                               ---------     --------     --------    ---------    ---------
Total other (income) and expenses, net .....................      13,106       12,330       10,921       13,022        4,795
                                                               ---------     --------     --------    ---------    ---------

(Loss) income from continuing operations
    before income taxes and extraordinary item .............     (13,762)     (14,268)     (19,391)     (13,719)       6,303
Benefit from (provision for) income taxes ..................        --           --            217        5,245       (2,374)
                                                               ---------     --------     --------    ---------    ---------
Net (loss) income from continuing operations before
    extraordinary item .....................................     (13,762)     (14,268)     (19,174)      (8,474)       3,929

Discontinued operations:
  Income (loss) from operations ............................      (2,418)      (1,724)         (19)      (2,599)       1,413
  Gain (loss) on disposition ...............................       4,510         --        (15,340)      (7,320)        --
                                                               ---------     --------     --------    ---------    ---------
Gain (loss) from discontinued operations ...................       2,092       (1,724)     (15,359)      (9,919)       1,413
                                                               ---------     --------     --------    ---------    ---------
Net (loss) income before extraordinary  item ...............     (11,670)     (15,992)     (34,533)     (18,393)       5,342
Extraordinary item, net ....................................        --           --         (3,327)        --           --
                                                               ---------     --------     --------    ---------    ---------
Net (loss) income ..........................................   $ (11,670)   $ (15,992)   $ (37,860)   $ (18,393)   $   5,342
                                                              ==========   ==========   ==========   ==========   ==========


                                                                                   December 31,
                                                                  1997         1996          1995        1994        1993
                                                               ---------    ---------      --------   ----------   --------
                                                                      (in thousands, except per share data)
Basic net (loss) income per common share:
Continuing operations ....................................      $ (0.92)      $ (0.96)     $(1.23)     $ (0.54)     $ 0.31
Discontinued operations ..................................         0.13         (0.10)      (0.95)       (0.63)       0.11
Extraordinary item .......................................         --            --         (0.20)         --          --
                                                               ---------    ---------      --------   ----------   --------
Basic net (loss) income per common share .................      $ (0.79)      $ (1.06)     $(2.38)     $ (1.17)     $ 0.42
                                                               =========    =========      ========    =========    =======

Diluted net (loss) income per common share:
Continuing operations ....................................      $ (0.92)      $ (0.96)     $(1.23)     $ (0.54)     $ 0.27
Discontinued operations ..................................         0.13         (0.10)      (0.95)       (0.63)       0.10
Extraordinary item .......................................         --            --         (0.20)         --          --
                                                               ---------    ---------      --------   ----------   --------
Diluted net (loss) income per common share:  .............      $ (0.79)      $ (1.06)     $(2.38)     $ (1.17)     $ 0.37
                                                               =========    =========      ========    =========    =======
Weighted average number of outstanding shares
    of Common stock:
    Basic ................................................       16,198        16,188      16,091       15,713      12,700
    Diluted ..............................................       16,198        16,188      16,091       15,713      14,517

EBITDA(1).................................................     $ 20,648      $ 19,073    $ 10,144      $12,133    $ 22,326

Balance Sheet Data:
Working capital (deficit)  ...............................     $ 13,133       $ 8,454    $ (3,700)   $  (2,421)   $    673
Total assets .............................................      131,317       140,870     160,071      190,591     173,342
Total long-term debt and preferred stock(2)  .............      116,559       116,309     116,463       98,301      75,262
Shareholders' equity .....................................      (17,680)       (4,294)     14,288       48,715      65,333




_____________________
(1) EBITDA represents net earnings from continuing operations before interest, income taxes, depreciation and amortization. EBITDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements.
(2) Total long-term debt and preferred stock includes the long-term portion of the Company's notes payable and capital lease obligations, plus the Series C Cumulative Convertible Preferred Stock and preferred stock dividends payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the year ended December 31, 1997 to the year ended December 31, 1996 and the year ended December 31, 1996 to the year ended December 31, 1995, and should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K. See
Part 1, "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

Overview

On November 13, 1995, the Company sold its cellular telephone operations for approximately $6.0 million (see Note 17 to the accompanying consolidated financial statements). The results of operations and loss on disposal are included in the consolidated financial statements as discontinued operations.

On October 9, 1995, the Company sold a portion of its inmate telephone operations for approximately $1.7 million and on December 19, 1997, the Company sold its remaining inmate telephone operations for approximately $10.6 million (see Note 1 and Note 17 to the accompanying consolidated financial statements). The results of operations and gain/(loss) on disposal are included in the consolidated financial statements as discontinued operations. All years presented have been restated to present inmate telephone operations as discontinued operations.


The financial results discussed below relate to continuing operations and are presented as additional analysis of the Company's results of operations.

                                                                Percentage             Percentage Point Change
                                                              of Total Revenues          1997        1996
                                                           Year Ended December 31,     Compared    Compared
                                                            1997      1996      1995   to 1996      to 1995
                                                           ------    ------    -----   ----------  ---------
Revenues:
  Coin calls .........................................      66.5%     72.3%     69.7%   (5.8) pts.  2.6 pts.
  Non-coin calls .....................................      33.5      27.7      30.2     5.8       (2.5)
  Service and other ..................................       0.0       0.0       0.1     0.0       (0.1)
                                                           -----     -----     -----    ----       ----
  Total revenues .....................................     100.0     100.0     100.0     0.0        0.0
                                                           -----     -----     -----    ----       ----
Costs and expenses:
  Telephone charges ..................................      25.5      28.1      31.7    (2.6)      (3.6)
   Commissions .......................................      26.3      26.4      24.6    (0.1)       1.8
   Field service and collection ......................      17.1      17.9      18.8    (0.8)      (0.9)
   Depreciation and amortization .....................      18.5      19.1      17.1    (0.6)       2.0
   Selling, general and administrative ...............      11.3      11.7       9.9    (0.4)       1.8
   Provision for dial-around compensation
      adjustment .....................................       1.8       0.0       0.0     1.8        0.0
   Other operating (income) expense ..................       0.0      (1.4)      5.5     1.4       (6.9)
                                                           ------    ------    -----   ------      -----
  Total costs and expenses ...........................     100.5     101.8     107.6    (1.3)      (5.8)
                                                           ------    ------    -----   ------      -----
    Operating loss ...................................      (0.5)     (1.8)     (7.6)    1.3        5.8
                                                           ------    ------    -----   ------      -----
Other (income) and expenses:
   Interest expense, net .............................      11.4      12.0       9.2    (0.6)      2.8
   (Gain) loss on disposal of prepaid calling card
       and international telephone centers ...........       0.0      (0.5)      0.5     0.5      (1.0)
                                                           ------    ------    -----   ------     -----
     Total other (income) and expenses, net ..........      11.4      11.5       9.7    (0.1)      1.8
                                                           ------    ------    -----   ------     -----
Loss from continuing operations before
      income taxes ...................................     (11.9)    (13.3)    (17.3)    1.4       4.0
Benefit from income taxes ............................       0.0       0.0       0.2     0.0      (0.2)
                                                           ------    ------    -----   ------     -----
Net loss from continuing operations ..................     (11.9)%   (13.3)%   (17.1)%   1.4       3.8
                                                           ======    ======    ======  ======     =====

EBITDA ...............................................      18.0%     17.8%      9.0%    0.2       8.8


                                                                                                                Change
                                                                                                          -------------------
                                                                      Per Phone Per Month                  1997        1996
                                                                     Year Ended December 31,              Compared   Compared
                                                                 1997          1996          1995         to 1996     to 1995
                                                                -------       ------        ------        --------   --------
Average number of phones .............................          39,237        38,354        39,197           883       (843)

Revenues:
  Coin calls .........................................         $162.37       $168.15       $166.58        $(5.78)     $1.57
  Non-coin calls .....................................           81.62         64.35         72.04         17.27      (7.69)
  Service and other ..................................            0.00          0.00          0.26          0.00      (0.26)
                                                                -------       ------        ------        --------   --------
  Total revenues .....................................          243.99        232.50        238.88         11.49      (6.38)
                                                                -------       ------        ------        --------   --------
Costs and expenses:
   Telephone charges .................................           62.25         65.41         75.65         (3.16)    (10.24)
   Commissions .......................................           64.11         61.38         58.68          2.73       2.70
   Field service and collection ......................           41.62         41.57         44.93          0.05      (3.36)
   Depreciation and amortization .....................           45.25         44.47         40.78          0.78       3.69
   Selling, general and administrative ...............           27.66         27.14         23.73          0.52       3.41
   Provision for dial-around compensation
      adjustment .....................................            4.49          0.00          0.00          4.49       0.00
   Other operating (income) expense ..................            0.00         (3.26)        13.13          3.26     (16.39)
                                                                -------       ------        ------        --------   --------
     Total costs and expenses ........................          245.38        236.71        256.90          8.67     (20.19)
                                                                -------       ------        ------        --------   --------
   Operating loss ....................................           (1.39)        (4.21)       (18.02)         2.82      13.81
                                                                -------       ------        ------        --------   --------

Other (income) and expenses:
   Interest expense, net .............................           27.83         27.97         22.01         (0.14)      5.96
   (Gain) loss on disposal of prepaid calling card
    and international telephone centers ..............            0.00         (1.18)         1.20          1.18      (2.38)
                                                                -------       ------        ------        --------   --------
  Total other (income) and expenses, net .............           27.83         26.79         23.21          1.04       3.58
                                                                -------       ------        ------        --------   --------
   Loss from continuing operations before
       incomes taxes .................................          (29.22)       (31.00)       (41.23)         1.78      10.23
   Benefit from income taxes .........................            0.00          0.00          0.46          0.00      (0.46)
                                                                -------       ------        ------        --------   ------
   Net loss from continuing operations ...............        $ (29.22)     $ (31.00)     $ (40.77)       $ 1.78     $ 9.77
                                                              ========      ========      ========        ========   =======

EBITDA ...............................................        $  43.86      $  41.44      $  21.56        $ 2.42    $ 19.88



The following tables summarize the Company's quarterly results of continuing operations (in thousands, except per share data):

                                                                            1997 Quarter Ended
                                                                ------------------------------------------
                                                                March 31    June 30     Sept.30     Dec.31
                                                                --------   --------    --------    -------
Revenues:
 Coin calls ................................................   $ 17,940    $ 19,293    $ 19,796    $ 19,420
 Non-coin calls ............................................     10,111      10,173       9,285       8,862
                                                                --------   --------    --------    --------
 Total revenues ............................................   $ 28,051    $ 29,466    $ 29,081    $ 28,282

Costs and expenses:
Telephone charges ..........................................      7,413       7,327       7,484       7,086
Commissions ................................................      7,566       7,998       6,558       8,063
Field service and collection ...............................      4,746       4,914       4,960       4,978
Depreciation and amortization ..............................      5,256       5,352       5,376       5,320
Selling, general and administrative ........................      2,935       2,926       3,592       3,570
Provision for dial-around compensation adjustment...........       --          --         2,116        --
Other ......................................................       --          --          --          --
                                                                --------   --------    --------    --------
Total costs and expenses ...................................     27,916      28,517      30,086      29,017
                                                                --------   --------    --------    --------
Operating (loss) profit ....................................        135         949      (1,005)       (735)

Other income and expenses:
Interest expense, net ......................................      3,348       3,280       3,192       3,286
Gain on disposal of prepaid calling
  card and international telephone centers .................       --          --          --          --
                                                                --------   --------    --------    --------
Total other (income) and expenses, net .....................      3,348       3,280       3,192       3,286
                                                                --------   --------    --------    --------
Net loss from continuing operations ........................    $(3,213)    $(2,331)    $(4,197)    $(4,021)
                                                                ========   ========     ========   ========

EBITDA .....................................................   $  5,391    $  6,301    $  4,371    $  4,585



                                                                      1996 Quarter Ended
                                                          -------------------------------------------
                                                          March 31    June 30     Sept.30      Dec.31
                                                          --------   --------    --------    --------
Revenues:
 Coin calls ..........................................   $ 18,141    $ 19,995    $ 20,093    $ 19,160
 Non-coin calls ......................................      7,588       6,868       6,717       8,444
                                                          --------   --------    --------    --------
 Total revenues.......................................     25,729      26,863      26,810      27,604

Costs and expenses:
Telephone charges ....................................      7,515       7,290       7,902       7,400
Commissions ..........................................      6,800       7,222       6,984       7,244
Field service and collection .........................      4,530       4,753       4,872       4,975
Depreciation and amortization ........................      4,945       5,124       5,191       5,206
Selling, general and administrative ..................      3,426       3,186       2,961       2,918
Provision for dial-around compensation adjustment ....       --          --          --          --
Other ................................................       --          --        (1,500)       --
                                                          --------   --------    --------    --------
Total costs and expenses .............................     27,216      27,575      26,410      27,743
                                                          --------   --------    --------    --------
Operating (loss) profit ..............................     (1,487)       (712)        400        (139)

Other income and expenses:
Interest expense, net ................................      3,263       3,130       3,257       3,225
Gain on disposal of prepaid calling
  card and international telephone centers ...........       (545)       --          --          --
                                                          --------    -------    --------    --------
Total other (income) and expenses, net ...............      2,718       3,130       3,257       3,225
                                                          --------    -------    --------    --------
Net loss from continuing operations ..................    $(4,205)    $(3,842)    $(2,857)   $(3,364)
                                                          =======     =======     =======    =======

EBITDA ...............................................   $  4,003    $  4,412    $  5,591    $  5,067


Revenues

     The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue decreased 1.2% to $76.4 million in 1997 as compared to 1996. The Company's average installed public pay telephone base was 39,237 phones and 38,354 phones for the years ended December 31, 1997 and 1996, respectively. Coin revenue on a per phone basis decreased by approximately 3.4% for the year ended December 31, 1997, as compared to 1996. The Company believes that this decrease can be attributed to a shift in call mix, particularly away from coin and operator assisted long-distance traffic to Dial-Around Calls. Also, the decline was magnified by a temporary increase in the number of local and long-distance coin calls in 1996 resulting from the implementation and promotion of new calling programs during the spring and summer months of 1996. Coin revenue decreased by 1.2% to approximately $77.4 million in 1996 as compared to $78.4 million in 1995. Although the Company's installed public pay telephone base decreased to an average of 38,354 phones in 1996 compared to 39,197 phones in 1995, coin revenue on a per phone basis remained relatively consistent between 1996 and 1995.

     The Company believes that the number of coin calls made at its public pay telephones may remain flat or decrease over time. The Company believes that, among other things, the decrease will primarily result from the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and the operation of more public pay telephones in closer proximity to the Company's telephones. The Company also believes that these decreases may be offset, over time, by increases in local coin call rates as a result of recent regulatory changes, although there can be no assurances. Effective October 7, 1997, the FCC deregulated local coin rates. See "Business - Public Pay Telephone Industry Overview" and "-Regulation". During the fourth quarter of 1997, the Company increased the local call rate from $0.25 to $0.35 on approximately 50% of its payphones. An additional 35% were converted in January, 1998. Since implementing these local coin call increases, the Company has experienced a reduction in the number of coin calls on average from its pay telephones. While the Company believes that this call count suppression will improve, no assurances can be given in this regard.

     Non-coin operator services revenue is derived from calling card calls, credit card calls, collect calls and third-party billed calls placed from the Company's public pay telephones. During the second quarter of 1995, the Company signed a contract with AT&T to act as its primary national OSP. Prior to the execution of this agreement, non-coin calls were routed through the Company's private label OSP. The Company used its private label operator service or a third-party operator service provider based on which service the Company believes netted it the highest gross margin from the call. The Company recorded as revenue the total amount the end user paid for the call (net of taxes) when the call was completed through the Company's private label operator service. In contrast, when the call is completed through a third-party OSP, the Company records as revenue the amount it receives from the third-party OSP which represents a negotiated percentage of the total amount the caller pays for the call.

     In May 1996,  AT&T began paying a specified  per call amount for  interLATA
(800) Dial-Around Calls as opposed to a percentage of the revenue generated by those calls. The Company estimates that the reduction in non-coin revenue from the change in the compensation structure under the AT&T contract was approximately $3.7 million for the year ended December 31, 1996. During 1997, the Company signed new contracts with AT&T and Sprint to provide operator services on terms favorable to the Company. In addition to the change in compensation under the AT&T contract, the Company is continuing to experience a shift in call traffic from 0+/0- calls, for which the Company receives a commission percentage of the revenue generated by those calls, to Dial-Around

Calls for which the Company receives Dial-Around Compensation. Due to aggressive advertising campaigns by long-distance companies promoting the use of Dial-Around Calls, the Company believes that the decrease in non-coin primary operator services revenue is likely to continue. The Company believes that this decrease in revenues should be largely offset by changes in the amount of Dial-Around Compensation received by the Company, as required under the FCC rulings, and continued favorable contract terms with its primary carrier, although there can be no assurances. See "Business-Regulation".

     Dial-Around Compensation is included in non-coin revenue and is compensation paid to the Company for the use of its public pay telephones to access operator services providers other than the service provider selected by the Company and to originate "toll-free""1-800" or "1-888" calls. Under the terms of the Initial Payphone Orders, the Company recorded Dial-Around Compensation at $45.85 ($0.35 multiplied by an assumed 131 calls) per month per phone for the period from November 7, 1996 through June 30, 1997. See Provision for Dial-Around Compensation Adjustment for further information. The FCC, in its Remand Order of October 9, 1997, established a rate of $0.284 per call for Dial Around Compensation for the two year period from October 7, 1997 through October 6, 1999. From July 1, 1997 through year-end, the Company has recorded Dial-Around Compensation at $37.20 per phone ($0.284 multiplied by an assumed 131 calls). From October 7, 1997 forward, this amount may be adjusted for actual call counts provided by the IXCs. See "Business-Regulation".

     Revenue from non-coin calls increased by 29.8% to $38.4 million in 1997, compared to 1996. The increase was primarily attributable to the increased Dial-Around Compensation, offset by the decline in operator assisted calls. Non-coin revenue decreased by approximately 12.6% to $29.6 million in 1996 as compared to 1995. This decrease is primarily attributable to: (i) the method of recording revenue for certain non-coin calls as a result of the change to AT&T as the Company's primary national operator service provider; and (ii) the change in the Company's compensation structure under the AT&T contract.

Operating Expenses

     Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges paid to LECs which include costs of basic service and transport of local coin calls, long-distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to property owners for revenues generated by public pay telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coins from the telephones and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipt and certain other taxes, corporate travel and entertainment and various other expenses.

     Telephone charges decreased as a percentage of total revenues from continuing operations to 25.5% for the year ended December 31, 1997, compared to 28.1% for the same period in 1996 and 31.7% for the same period in 1995. The Company has experienced decreased telephone charges as a result of regulatory changes and emerging competition within the local/intraLATA service markets. In addition, the decrease in telephone charges can be partially attributed to a decline in the number of calls placed through the Company's private label operator service program. The Company paid the costs incurred to transmit, bill, collect and validate the call when the call was completed through its private label operator services. The Company incurred no such costs when a third-party operator service provider such as AT&T or Sprint completed the call.

     Commissions expense remained relatively consistent as a percentage of total revenues in 1997 compared with 1996. However, during the third quarter of 1997, the Company renegotiated its contract terms under a joint venture with AT&T for providing pay telephones at Atlanta's Hartsfield International Airport and recorded other adjustments which in total reduced commissions expense by approximately $2.0 million. Excluding these adjustments, commissions expense as a percent of total revenues would have been 28.0% in 1997 compared to 26.4% in 1996. This increase in commissions as a percentage of revenues from 1996 to 1997 as well as from 1996 as compared to 1995 was primarily attributable to: (i) higher commission rates for new and renewed contracts due to increasing competition in the public pay telephone markets; and (ii) the reduced revenue base due to the method of recording revenue for certain non-coin calls as a result of the change to AT&T and Sprint as the Company's primary national operator service providers.

     Field service and collection expenses as a percentage of revenues decreased slightly in 1997 as compared to 1996 and 1996 as compared to 1995. The Company has been able to realize economies of scale and improve operating efficiencies from its field service operation. The Company currently expects that field service and collection expenses will remain relatively constant or may decrease slightly over the next twelve months, as a percentage of revenues, but no assurances can be given.

     Selling, general and administrative expenses remained relatively consistent at approximately 11.3%, and 11.7% as a percentage of revenues for the years ended December 31, 1997 and 1996, compared to 9.9% in 1995. The increase from 1995 to 1996 and 1997 relates primarily to settlements of employment agreements with former executives, increases in insurance premiums and the salaries associated with the hiring of an internal sales force.

Depreciation and Amortization

     Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life for public pay telephone equipment. Amortization is primarily based on acquisition costs, including location contracts, goodwill and non-competition provisions, and is calculated on a straight-line method using estimated useful lives ranging from three to twenty years. Depreciation and amortization increased to $21.3 million in 1997 from $20.5 million in 1996 and $19.2 million in 1995. The increases in depreciation and amortization are primarily attributable to amortization expense related to the cost of acquiring and renewing location contracts.

Provision for Dial-Around Compensation Adjustment

     On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled In the Matter of Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 ("Telecom Act") (collectively, with the September 20, 1996 order, the "Initial Payphone Orders"). The FCC essentially affirmed its September 20, 1996 decision in a second order issued on November 8, 1996. The Initial Payphone Orders, which became effective November 7, 1996, initially mandated Dial-Around Compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (an assumed 131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending

October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the Dial-Around Compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Orders by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the Dial-Around Compensation, the manner in which the FCC established the interim Dial-Around Compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issues to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's Initial Payphone Orders, including the Dial-Around Compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for Dial-Around Calls at the deregulated local coin rate of $0.35 because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of Dial-Around Calls; and (ii) the allocation of the payment obligation for Dial-Around Compensation among the IXCs for the period from November 7, 1996 through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "Remand Order") in light of the decisions of the Court which vacated and remanded certain portions of the FCC's Initial Payphone Orders. The FCC concluded that the rate for Dial-Around Calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35-$0.066) per call for the first two years of per-call Dial-Around Compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997 based upon the actual number of calls. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is to take effect. These new regulations became rule provisions effective as of October 7, 1997; however, they are still subject to challenge. See "Business - Regulation - Federal Regulation".

     In addition, the Remand Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

     Based on the FCC's tentative conclusion in the Remand Order, the Company has adjusted the amounts of Dial-Around Compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by an assumed 131 calls). As a result of this adjustment, the provision, net of applicable commissions, recorded in 1997 for reduced Dial-Around Compensation is approximately $2.1 million ($0.13 per share). For the period from July 1, 1997 through October 6, 1997, the Company has recorded Dial-Around Compensation at the rate of $37.20 per payphone per month. The amount of Dial-Around Compensation recognized in the period from July 1, 1997 through October 6, 1997 is approximately $4.7 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

     The Company's counsel, Latham & Watkins, is of the opinion that the Company is legally entitled to fair compensation under the Telecom Act for Dial-Around Calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecom Act for the period from November 7, 1996 through October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. The foregoing sentence constitutes a forward-looking statement within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. While the amount of $0.284 per call constitutes the Company's position on the appropriate level of fair compensation, certain IXCs have asserted in the past, have asserted in petitions for reconsideration now pending before the FCC and in appeals pending before the U.S. Court of Appeals for the District of Columbia Circuit, and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. For example, in a letter to the FCC dated August 15, 1997, AT&T stated its intention to make Dial-Around Compensation payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation. For further information regarding Dial-Around Compensation developments, see "Business-Regulation-Federal Regulation".

Other Operating (Income) Expense

     Other income for the year ended December 31, 1996 consists of amounts received in connection with the settlement of outstanding litigation. In 1995, other expenses included approximately $0.9 million incurred in connection with the settlement of a lawsuit brought by two shareholders against the Company, approximately $0.6 million of losses for the Company's equity interest in an unconsolidated affiliate, approximately $1.4 million for the settlement of an employment contract with a former officer and approximately $3.2 million of reserves for potentially uncollectible loans receivable from certain officers (see Note 18 to the accompanying consolidated financial statements).

Operating Loss

     Operating losses for the years ended December 31, 1997, 1996 and 1995 were approximately $(0.7) million, $(1.9) million and $(8.5) million, respectively.

Interest

     Interest expense increased approximately $0.2 million to $13.1 million in 1997 as compared to 1996. Interest expense in 1995 was approximately $10.4 million. The increase in 1996 is primarily attributable to the higher interest rate on the Company's $100.0 million Senior Notes as compared with the rates in effect on the Company's line of credit outstanding for the first half of 1995.

(Gain) Loss on Disposal of Prepaid Calling Card and International Telephone Centers

     The year ended December 31, 1996 includes gains on disposal of approximately $0.3 million received in connection with the sale of the Company's international telephone center operations and approximately $0.3 million recognized in connection with the merger of Global Link Telco Corporation and Global Telecommunications Solutions, Inc. (see Note 16 to the accompanying consolidated financial statements).

     In 1995, loss on disposal of prepaid calling card and international telephone centers includes the write-off of approximately $1.1 million of accounts receivable related to the Company's prepaid calling card business offset by $0.5 million received in connection with the Company's sale of its international telephone center operations.

Benefit from Income Taxes

     Since the second quarter of 1995, the Company has recorded valuation allowances for 100% of the deferred tax assets generated from operating losses. The Company records valuation allowances for deferred tax assets which may not be realized in future periods. As a result, the Company's benefit from income taxes decreased approximately $0.2 million from 1995 to 1996. The Company recorded deferred tax asset valuation allowances for continuing operations of approximately $3.3 million, $3.0 million and $12.0 million during 1997, 1996 and 1995, respectively.

Net (Loss) Income from Continuing Operations before Extraordinary Item

     The Company had a net loss from continuing operations before extraordinary item of approximately $13.8 million in 1997 compared to $14.3 million in 1996 and $19.2 million in 1995.

Extraordinary Loss

     As a result of debt modifications during 1995, the Company recorded an extraordinary loss from the write-off of deferred financing costs associated with the early extinguishment of debt of approximately $5.0 million, before the related income tax benefit of approximately $1.7 million. There were no such transactions in 1997 or 1996.

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

Liquidity and Capital Resources

     During the year ended December 31, 1997, the Company financed its operations primarily from operating cash flow. The Company's operating cash flow was $7.2 million in 1997 compared to $5.3 million in 1996 and $13.0 million in 1995.

     The Company's working capital was approximately $13.1 million, with a current ratio of 1.40 to 1, at December 31, 1997. This is compared to working capital of $8.5 million and a current ratio of 1.29 to 1 at December 31, 1996. The change in the Company's working capital is primarily a result of increases in certain accounts receivable balances related to Dial-Around Compensation and other non-coin revenues. Approximately $11.3 million of cash was used in January, 1998 to acquire the assets of Indiana Telcom.

     The Company's primary sources of financing are its Senior Notes and Preferred Stock, issued in July, 1995. The Company also entered into a new $40.0 million revolving credit facility (the "New Credit Facility") with Creditanstalt-Bankverein (the "Bank"). Proceeds from the sale of the Senior Notes, together with the proceeds from the sale of the Preferred Stock, were used to repay the prior credit facility and various other obligations of the Company.

     During April 1996, the Company amended the New Credit Facility reducing the availability to $10.0 million, and amended the financial covenants, among other things. In March 1997, the Company executed a third amendment to the New Credit Facility with the Bank increasing the amount available to $20.0 million and modifying certain of the financial covenants. All outstanding balances are due in full in 2000, and interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. As of December 31, 1997, the Company was in compliance with the financial covenants and had no amounts borrowed under the New Credit Facility.

     In March 1997, the Company's shareholders approved an increase to the number of authorized shares of the Company's Common Stock to 75 million shares.

     Based upon current expectations, the Company believes that cash flow from operations, together with amounts which may be borrowed under the New Credit Facility, will be adequate for it to meet its working capital requirements, pursue its business strategy and service its obligations with respect to the Senior Notes, although there can be no assurance that it will be able to do so.

Discontinued Operations

     On November 13, 1995, the Company sold its cellular telephone operations to Shared Technologies Cellular, Inc. ("STC") for approximately $6.0 million. The assets were sold for $0.3 million in cash, a $2.0 million promissory note bearing interest at 8.0% with principal and interest payable semiannually through 2000, shares of STC Common Stock and payment of approximately $1.2 million of PTC Cellular's liabilities by STC. This transaction resulted in a loss of approximately $14.6 million which was recorded as a loss on disposal in the accompanying statements of operations for the year ended December 31, 1995 (see Note 17 to the accompanying consolidated financial statements). Income of $0.3 million was recorded in 1997 with respect to a payment on the promissory note which had been fully reserved.

     During the third quarter of 1995 the Company sold a portion of its inmate telephone business for approximately $1.7 million. Impairment losses of approximately $0.3 million and a net loss on the sale of these inmate telephone operations of approximately $0.4 million are included in the loss from discontinued operations in the accompanying 1995 Consolidated Statements of Operations.

     On December 19, 1997, the Company sold the remaining operating assets of its inmate phone division to Talton Holdings, Inc. for approximately $10.6 million in cash, plus additional contingent consideration based on a formula which shares incremental profits from certain existing contracts and from Talton's closing on certain pending bids. This transaction resulted in a gain on sale of approximately $4.2 million. The gain, combined with an operating loss of approximately $2.4 million, resulted net income of approximately $1.8 million from the discontinued inmate division in 1997.

Impact of Year 2000

     The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities. Based on a recent assessment, the Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue should not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the Company's operations. In addition, formal communications with all significant suppliers and customers have been initiated to determine the extent to which related interfaces with Company systems are vulnerable if these third parties fail to remediate their own Year 2000 Issues. There can be no assurance that these third parties systems will be converted on a timely basis and will not adversely affect the Company's systems.

     The Company will utilize both internal and external resources to complete and test Year 2000 modifications and expects to complete this process not later than mid 1999. At the present time, the total estimated cost of this project is in a range of $0.5 to $1 million and is being funded through operating cash flows. Approximately 20% of the total will relate to purchased software and will be capitalized. The remainder will be expensed as incurred. Through 1997, related costs incurred were not material. Project costs and the targeted completion date are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the ability to locate and correct all relevant computer codes, third party modification plans and other factors. There can be no assurance these estimates will be achieved or that the actual results will not differ materially from those anticipated.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Financial Statements and Schedules

                                                                 PAGE NUMBERS

Report of Independent Certified Public Accountants.............       38

Consolidated Balance Sheets as of December 31, 1997 and 1996...       39

Consolidated  Statements  of Operations for the years
   ended  December 31, 1997, 1996  and  1995...................       40
Consolidated  Statements  of Shareholders'  Equity (Deficit)
   for the years ended December 31, 1997, 1996 and 1995........       41
Consolidated  Statements of Cash Flows for the years
   ended December 31, 1997, 1996 and 1995......................       42
Notes to  Consolidated  Financial Statements...................       44

SCHEDULES:

II - Valuation and Qualifying Accounts and Reserves............       65

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders
Peoples Telephone Company, Inc.


We have audited the consolidated balance sheets of Peoples Telephone Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Telephone Company, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ ERNST & YOUNG LLP

Miami, Florida
February 27, 1998


                        PEOPLES TELEPHONE COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                           December 31,
                                                                     ----------------------
                         Assets                                          1997        1996
                                                                     ---------    ---------
Current assets:
  Cash and cash equivalents ......................................   $  22,834    $  12,556
  Restricted cash ................................................         920         --
  Accounts receivable, net of allowance for doubtful
     accounts of $4,936 in 1997 and $4,361 in 1996 ...............      17,061       11,598
  Inventory ......................................................       2,125        2,412
  Prepaid expenses  and other current assets .....................       2,631        2,547
  Net assets of discontinued operations ..........................        --          8,196
                                                                     ---------    ---------
      Total current assets .......................................      45,571       37,309

Property and equipment, net ......................................      48,237       59,129
Location contracts, net ..........................................      23,936       26,498
Intangible assets, net ...........................................         824        1,475
Goodwill, net ....................................................       4,084        4,788
Deferred income taxes ............................................       3,407        3,407
Other assets, net ................................................       5,258        8,264
                                                                     ---------    ---------
     Total assets ................................................   $ 131,317    $ 140,870
                                                                     ==========   ==========
                 Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable and current maturities of long-term debt .........   $     634    $     548
  Current portion of obligations under capital leases ............         536          952
  Accounts payable and accrued expenses ..........................      22,722       19,240
  Accrued interest payable .......................................       5,702        5,697
  Income and other taxes payable .................................       2,844        2,418
                                                                     ---------    ---------
     Total current liabilities ...................................      32,438       28,855

Notes payable and long-term debt .................................     100,000      100,657
Obligations under capital leases .................................         275          573
                                                                     ---------    ---------
     Total liabilities ...........................................     132,713      130,085
                                                                     ---------    ---------

Commitments and contingencies (Notes 14 and 15) ..................        --           --

Redeemable Preferred Stock:
  Cumulative convertible preferred stock; Series C, $.01 par value; 160 shares authorized; 150 shares issued and
       outstanding, $100 per share liquidation value .............      13,711       13,556
  Preferred stock dividends payable ..............................       2,573        1,523
                                                                     ---------    ---------
      Total preferred stock ......................................      16,284       15,079
                                                                     ---------    ---------
Common shareholders' deficit:
  Preferred stock; $.01 par value; 5,000 shares authorized in
     1997 and 4,240 shares authorized in 1996;  none issued
     and outstanding .............................................        --           --
  Convertible preferred stock; Series B, $.01 par value;
    600 shares  authorized; none issued and outstanding ..........        --           --
  Common stock; $.01 par value; 75,000 shares authorized
      in 1997 and 25,000 shares authorized in 1996;
      16,209 shares in 1997 and 16,195 shares in 1996 issued
      and outstanding ............................................         162          162
  Capital in excess of par value .................................      59,291       60,453
  Accumulated deficit ............................................     (75,108)     (63,438)
  Unrealized loss on investments .................................      (2,025)      (1,471)
                                                                     ---------    ---------
     Total common shareholders' deficit ..........................     (17,680)      (4,294)
                                                                     ---------    ---------
     Total liabilities less shareholders' deficit ................   $ 131,317    $ 140,870
                                                                     ==========   =========

The accompanying notes are an integral part of these consolidated financial statements.



                        PEOPLES TELEPHONE COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                  For the year ended
                                                                                      December 31,
                                                                           ---------------------------------
                                                                            1997          1996        1995
                                                                           -------     --------     --------
Revenues:
  Coin calls .........................................................    $ 76,449     $ 77,389     $ 78,353
  Non-coin calls .....................................................      38,431       29,617       33,887
  Service and other ..................................................        --           --            122
                                                                           -------     --------     --------
     Total revenues ..................................................     114,880      107,006      112,362

Costs and expenses:
  Telephone charges ..................................................      29,310       30,107       35,582
  Commissions ........................................................      30,185       28,250       27,599
  Field service and collection .......................................      19,598       19,130       21,134
  Depreciation and amortization ......................................      21,304       20,466       19,180
  Selling, general and administrative ................................      13,023       12,491       11,160
  Provision for dial-around compensation adjustment ..................       2,116         --           --
  Other operating (income) expense ...................................        --         (1,500)       6,177
                                                                           -------     --------     --------
      Total costs and expenses .......................................     115,536      108,944      120,832
                                                                           -------     --------     --------
  Operating loss .....................................................        (656)      (1,938)      (8,470)

Other (income) and expenses:
  Interest expense, net ..............................................      13,106       12,875       10,355
   (Gain) loss on disposal of prepaid calling card and
       international telephone centers ...............................        --           (545)         566
                                                                           -------     --------     --------
     Total other (income) and expenses, net ..........................      13,106       12,330       10,921
                                                                           -------     --------     --------
Loss from continuing operations
  before income taxes and extraordinary item .........................     (13,762)     (14,268)     (19,391)
Benefit from income taxes ............................................        --           --            217
                                                                           -------     --------     --------
Loss from continuing operations before extraordinary item.............     (13,762)     (14,268)     (19,174)

Discontinued operations:
  Loss from operations ...............................................      (2,418)      (1,724)         (19)
  Gain (loss) on dispositions ........................................       4,510         --        (15,340)
                                                                           -------     --------     --------
  Gain (loss) from discontinued operations ...........................       2,092       (1,724)     (15,359)
                                                                           -------     --------     --------
Loss before extraordinary item........................................     (11,670)     (15,992)     (34,533)
                                                                           -------     --------     --------
Extraordinary loss from extinguishment of debt, net
     of income tax benefit of $1,737 .................................        --           --         (3,327)
                                                                           -------     --------     --------
Net loss .............................................................    $(11,670)   $ (15,992)   $ (37,860)
                                                                          ========    =========    =========
Earnings per share (basic and diluted):
   Loss from continuing operations ...................................     $ (0.92)   $   (0.96)   $   (1.23)
   Income (loss) from discontinued operations ........................        0.13        (0.10)       (0.95)
   Extraordinary loss, net ...........................................        --           --          (0.20)
                                                                           --------    ---------    ---------
     Net loss ........................................................     $ (0.79)    $  (1.06)    $  (2.38)
                                                                           ========    =========    =========
Weighted average common shares outstanding ...........................      16,198       16,188       16,091
                                                                           ========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH DECEMBER 31, 1997
                      (in thousands, except per share data)


                                                                        Capital                 Unrealized
                                                              Common   in Excess  Accumulated   Loss on
                                                              Stock    Par Value   Deficit      Investments    Total
                                                              ------   ---------  ------------  ------------   -----
Balance at January 1, 1995 ...............................    $ 158    $ 58,143    $ (9,586)    $   --       $48,715
Exercise of 93 options at $2.00-$3.59
   per share .............................................        1         306        --           --           307
Issuance of 224 shares for prior acquisitions ............        2       1,302        --           --         1,304
Series C preferred stock dividends accrued ...............       --        (473)       --           --          (473)
Preferred stock issuance cost accretion ..................       --         (69)       --           --           (69)
Issuance of 275 preferred stock warrants .................       --         558        --           --           558
Write-off of officer and director notes receivable .......       --       1,806        --           --         1,806
Net loss .................................................       --         --      (37,860)        --       (37,860)
                                                              ------   ---------  ------------  ------------   -----
Balance at December 31, 1995 .............................      161      61,573     (47,446)        --        14,288

Issuance of 22 shares for prior acquisitions .............        1          74        --           --            75
Series C preferred stock dividends accrued ...............       --      (1,050)       --           --        (1,050)
Preferred stock issuance cost accretion ..................       --        (144)       --           --          (144)
Unrealized loss on investments ...........................       --         --         --        (1,471)      (1,471)
Net loss .................................................       --         --      (15,992)       --        (15,992)
                                                              ------   ---------  ------------  ------------   -----
Balance at December 31, 1996 .............................      162      60,453     (63,438)     (1,471)      (4,294)

Exercise of 18 options at $2.19-$3.44 per share ..........       --          44        --           --            44
Series C preferred stock dividends accrued ...............       --      (1,050)       --           --        (1,050)
Preferred stock issuance cost accretion ..................       --        (156)       --           --          (156)
Unrealized loss on investments ...........................       --         --         --          (554)        (554)
Net loss .................................................       --         --      (11,670)        --       (11,670)
                                                              ------   ---------  ------------  -----------   -------
Balance at December 31, 1997 .............................   $  162     $59,291    $(75,108)   $ (2,025)    $(17,680)
                                                             ======    ========   =========     ==========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      For the year ended
                                                                          December 31
                                                               -------------------------------
                                                                  1997        1996     1995
                                                               --------- ----------  ---------
Cash flows from operating activities
     Net loss .............................................   $ (11,670) $ (15,992) $ (37,860)
     Adjustments to reconcile net loss to net cash provided
          by operating activities:
     Depreciation and amortization ........................      21,304     20,466     19,180
     Amortization of deferred financing costs .............         611        906        390
     Deferred income taxes ................................        --          --      (1,954)
     Extraordinary loss on debt extinguishment ............        --          --       5,064
     (Gain) loss on disposition of assets, net ............        --         (545)       956
     (Gain) loss on sale of discontinued operations, net ..     (4,510)        --      15,340
     Write-off of officer and director receivables ........        --          --       3,555
     Changes in operating assets and liabilities:
          Accounts receivable ..............................     (6,906)     (4,381)    7,335
          Inventory ........................................        167        (623)    1,004
          Prepaid expenses and other current assets ........        (84)      1,101     1,156
          Other assets .....................................        809        (470)    4,828
          Accounts payable and accrued expenses ............      5,363        (478)   (3,092)
          Accrued interest payable .........................          5          94     4,542
          Income and other taxes payable ...................         45         (34)     (239)
          Net effect of discontinued operations and assets
               held for sale ...............................      2,081       5,304    (7,210)
                                                                 --------- ----------  ------
     Net cash provided by operating activities .............      7,215       5,348    12,995
                                                                 --------- ----------  ------
Cash flows from investing activities
     Property and equipment additions ......................     (2,348)     (2,309)   (6,641)
     Proceeds from sale of assets ..........................      1,208       1,383     3,295
     Proceeds from sale of discontinued operations .........     10,625         848       895
     Payments for certain contracts ........................     (3,163)     (3,347)   (2,806)
     Restricted cash........................................       (920)       --         --
     Other .................................................        --         --         127
                                                                 --------- ----------  -------
     Net cash provided by (used) in investing activities ...      5,402      (3,425)   (5,130)
                                                                 --------- ----------  -------
Cash flows from financing activities
     Borrowings under long-term debt .......................        --         --     101,600
     Principal payments on long-term debt ..................       (571)      (560)  (110,487)
     Principal payments under capital lease obligations ....     (1,594)    (1,173)    (3,384)
     Debt issuance costs ...................................       (218)       --      (5,100)
     Exercise of stock options and warrants ................         44        --         307
     Proceeds from Series C preferred stock ................         --        --      15,000
     Issuance costs associated with stock offerings ........         --        --      (1,198)
     Proceeds from the issuance of stock warrants ..........         --        --         100
                                                                 --------- ----------  -------
     Net cash used in financing activities .................      (2,339)   (1,733)    (3,162)
                                                                 --------- ----------  -------
     Net increase in cash and cash equivalents .............      10,278       190      4,703
     Cash and cash equivalents at beginning of year ........      12,556    12,366      7,663
                                                                 --------- ----------  -------
     Cash and cash equivalents at end of year ..............    $ 22,834  $ 12,556   $ 12,366
                                                                ========  ========   ========

The accompanying notes are an integral part of these consolidated financial statements.


                         PEOPLES TELEPHONE COMPANY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)


Supplemental disclosures of cash flow information
                                                                               For the year ended
                                                                                  December 31
                                                                          ---------------------------
                                                                            1997      1996     1995
                                                                          -------   -------   -------
Cash paid during the year for:
     Interest .........................................................   $13,541   $12,643   $ 7,357
                                                                          =======   =======   =======
     Income taxes .....................................................   $   135   $   158   $   242
                                                                          =======   =======   =======
Non-cash investing and financing activities
     Fixed assets acquired under capital lease obligations .............  $   325   $   224   $ 1,185
                                                                          =======   =======   =======
     Fair value of common stock issued for acquisition .................  $  --     $    75   $ 1,304
                                                                          =======   =======   =======















The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Description of business

Peoples Telephone Company, Inc. (the "Company") owns, operates, services and maintains public pay telephone systems connected to the network of regulated telephone companies at various third party property owner locations throughout the United States. The Company also derives commission revenue from routing calls to operator service companies and from FCC - mandated payments by interexchange carriers for access code ("10xxx") and subscriber access toll-free calls ("Dial-Around Compensation").

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The divestitures of the Company's cellular and inmate telephone operations have been accounted for as discontinued operations. Accordingly, operating results and cash flows for these businesses have been segregated and reported as discontinued operations in the accompanying consolidated financial statements (see Note 17).

Changes in business

During 1995, the Company sold its prepaid calling card business and international telephone center operations for $6.3 million and $2.0 million, respectively (see Note 16). Operations for these business for the year ended December 31, 1995 were not significant.

On November 13, 1995, the Company sold its cellular telephone operations for approximately $6.0 million (see Note 17).

On October 9, 1995, the Company sold a portion of its inmate telephone operations for approximately $1.7 million. Included in discontinued operations in the accompanying consolidated statement of operations in 1995 are approximately $0.3 million of impairment losses and a $0.4 million loss on the sale of these inmate telephone operations (see Note 17).

On December 19, 1997, the Company sold its remaining inmate telephone operations
for  approximately  $10.6  million.   The  Company  recognized  a  net  gain  of
approximately $4.2 million as a result of this sale (see Note 17).

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of revenue

Revenue is recognized when earned. Coin call and non-coin call revenues are recognized at the time the call is made. Revenue from service contracts is recognized on a straight-line basis over the term of the contract.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers cash and cash equivalents as those highly liquid investments purchased with an original maturity of three months or less. The credit risk associated with cash and cash equivalents in banks is considered low due to the credit quality of the financial institutions.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash

Approximately $0.9 million of cash on the accompanying consolidated balance sheet is restricted and serves as collateral for the Company's performance under an inmate payphone agreement and a letter of credit.

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

Location Contracts and Other Intangible Assets

Location contracts and other intangible assets primarily result from business combinations and signing bonuses paid to property owners and include acquisition costs allocated to location owner contracts, agreements not to compete, and other identifiable intangible assets. These assets are amortized on a straight-line basis over their estimated lives (3 to 10 years). Accumulated amortization at December 31, 1997 and 1996 was approximately $26.3 million and $20.0 million, respectively.

Goodwill arising from acquisitions is amortized on a straight-line basis over the periods to be benefited or 20 years, whichever is less. Accumulated amortization at December 31, 1997 and 1996 was approximately $3.0 million and $2.3 million, respectively.

The carrying value of intangible assets is periodically reviewed by the Company and impairments, if any, are recognized when the expected future undiscounted cash flows derived from such intangible assets are less than their carrying value.

The Company accounts for long-lived assets pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. The Company, based on current circumstances, does not believe that any long-lived assets are impaired at December 31, 1997.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets

Other assets primarily include deferred financing costs and long-term deposits. Deferred financing costs are amortized over the term of the debt on a straight-line basis. At December 31, 1997 and 1996, accumulated amortization of the deferred financing costs was approximately $1.8 million and $1.2 million, respectively.

The Company's investment in Global Telecommunications Solutions, Inc. ("GTS") is accounted for in accordance with Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and is reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of Shareholders' Equity (Deficit) (see Note 16). The Company's investment in GTS is included in "other assets, net" in the accompanying consolidated balance sheet.

Other operating (income) expense

Other operating (income)/expense is comprised of amounts recorded in connection with settlements of loans and employment contracts with former officers, the Company's former equity interest in the operating results of an unconsolidated affiliate and amounts related to the resolution of outstanding litigation.

Income taxes

Deferred income taxes are recognized for temporary differences between the tax and financial reporting bases of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not the tax assets will not be realized.

Stock Options

The Company adopted the provisions of Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, on January 1, 1996, but as permitted by SFAS 123 will continue to account for options issued to employees or directors under the Company's stock option plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized under APB 25.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. Diluted earnings per share amounts are computed based upon the weighted average number of common and common equivalent shares outstanding. Earnings per share on a diluted basis were equal to basic earnings per share for all periods presented, since exercise of outstanding options and warrants, and the conversion of convertible preferred stock would be anti-dilutive.

Reclassification

Certain amounts for the prior years have been reclassified to conform with the current year presentation.

New Accounting Standards

In  1997,   the  FASB  issued   Statement  No.  130  ("SFAS  130"),   "Reporting
Comprehensive Income" and Statement No. 13 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". These statements are effective beginning in 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income, while SFAS 131 abandons the "industry segment approach" in favor of the "managing approach" for disclosure purposes. Adoption of SFAS 130 is not expected to result in a significant change from the current required disclosures and the adoption of SFAS 131 is not expected to result in additional disclosures.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1997 and 1996 consist primarily of amounts currently due from long distance carriers for Dial-Around Compensation (as defined in Note 19) and commissions from various operator service companies which handle non-coin calls.

The balance due from one collection clearinghouse for Dial-Around Compensation was approximately $4.1 million and $2.7 million at December 31, 1997 and 1996, respectively. The balance due from one operator service company for commissions was $4.3 million and $3.5 million at December 31, 1997 and 1996, respectively.


                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

                                                                  December 31,           Estimated
                                                            ----------------------     useful lives
                                                                1997       1996        (in years)
                                                            ---------   ----------     ------------

Installed telephones and related equipment ..............   $ 106,903    $ 103,060           10
 Telephones and related equipment pending installation ..       3,021        5,292
 Land ...................................................         950          950
 Building and improvements ..............................       4,366        4,360           25
 Furniture, fixtures and office equipment ...............       7,086        6,190          5-7
 Vehicles and equipment under capital leases ............       3,027        3,906            4
 Other ..................................................       1,022        1,019            5
                                                            ---------   ----------
                                                              126,375      124,777
 Less  accumulated depreciation and amortization,
    including  $2,042 and $2,198 for capital leases .....     (78,138)     (65,648)
                                                            ---------   ----------
                                                            $  48,237    $  59,129
                                                            =========    =========

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was approximately $14.2 million, $13.8 million and $12.9 million, respectively.

During 1995, the Company recorded  obsolescence  reserves of approximately  $1.7 million  for  telephone  and related  equipment  pending  installation  which is included in field  service and  collection  expenses  in the  accompanying  1995 consolidated statement of operations.

The majority of the Company's  assets are security for long-term  bank debt (see
Note 6).

The Company has entered into various noncancellable leases which are classified as capital leases. Future minimum lease payments, including imputed interest, are as follows (in thousands):

      For the year ending December 31:

       1998.............................................       $    603
       1999.............................................            188
       2000.............................................            102
       2001.............................................             18
       2002.............................................              1
                                                               --------
                                                                    912
       Less  amount representing interest...............            (93)
                                                               --------
       Present value of obligations under capital leases            819
       Less current interest payable....................             (8)
       Less  current portion............................           (536)
                                                               --------
                                                               $    275
                                                               ========


                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                                        December 31,
                                                     -----------------
                                                      1997      1996
                                                     ------    -------
       Telecommunication charges..............       $2,676     $3,473
       Commissions............................       10,343      7,879
       Employee costs.........................        3,282      2,023
       Unearned revenue.......................        3,258        314
       Other..................................        3,163      5,551
                                                    -------    -------
                                                    $22,722    $19,240
                                                    =======    =======

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following (in thousands):

                                                                                December 31,
                                                                          ----------------------
                                                                             1997       1996
                                                                          --------    ----------
$100 million Senior Notes due 2002 with a stated
interest rate of 12 1/2%.............................................    $ 100,000    $ 100,000

$20 million revolving line of credit with interest rates ranging
from the Bank's prime rate plus 1.5% to LIBOR plus 3.0%  ............        --           --

Various notes payable with interest rates ranging from
prime plus 1.25% to prime plus 1.5% and maturity
dates ranging from due on demand to October 1998  ...................         634        1,205
                                                                          --------    ---------
                                                                          100,634      101,205
Less current maturities .............................................        (634)        (548)
                                                                          --------    ---------
                                                                        $ 100,000    $ 100,657
                                                                        =========    =========

During July 1995, the Company completed the sale of $100.0 million of Senior Notes due 2002 (the "Senior Notes") and the issuance of $15.0 million of Series C Cumulative Convertible Preferred Stock (the "Preferred Stock") (see Note 7). The Senior Notes bear interest at 12 1/4% per annum, payable semiannually beginning January 15, 1996. The Senior Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, on or after July 15, 2000, at pre-established redemption prices together with accrued and unpaid interest to the redemption date. The Company paid approximately $5.1 million in issuance costs which was deferred and is being amortized over the term of the Senior Notes.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The interest rate on balances outstanding under the $20.0 million credit facility varies based upon the leverage ratio maintained by the Company. All outstanding principal balances are due in full in 2000, and interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily unused balance of the credit facility under the Loan Agreement. The Loan Agreement is secured by substantially all of the Company's assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends. At December 31, 1997, there were no amounts outstanding under the credit facility.

As a result of various 1995 amendments to its credit facilities, the Company recorded extraordinary losses of $5.0 million for the write off of deferred financing costs associated with the early extinguishment of debt, before an income tax benefit of approximately $1.7 million.

NOTE 7 - PREFERRED STOCK

In March 1997, the Company's shareholders approved an increase to the Company's authorized Preferred Stock to 5 million shares.

During 1995, the Company issued 150,000 shares of Series C Cumulative Convertible Preferred Stock to UBS Partners, Inc., a wholly-owned subsidiary of Union Bank of Switzerland, for proceeds of $15.0 million. The Preferred Stock cumulates dividends at an annual rate of 7%. The dividends are payable in cash or, at the Company's option during the first three years, will cumulate. The Preferred Stock is immediately convertible into shares of Common stock of the Company at an initial conversion price of $5.25 per share and is mandatorily redeemable by the Company in July 2005. The liquidation value and annual dividends are $100 per share and $7 per share, respectively. Pursuant to the terms of the Preferred Stock, the holders are entitled to elect two of the six members of the Company's Board of Directors and have voting rights equal to those of Common Shareholders. The Company paid issuance costs of approximately $1.2 million.

In connection with the sale of the Preferred Stock, the Company issued warrants to purchase 275,000 shares of Common Stock of the Company to a third party which assisted with the transaction, for approximately $100,000. The warrants are exercisable at $5.25 per share through the year 2005.


                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net proceeds were allocated to the preferred stock and warrants based on their respective fair values. The preferred stock is being accreted to its redemption value, using the effective interest method through retained earnings, or in the case of an accumulated deficit, capital in excess of par value over the term of the Preferred Stock.

NOTE 8 - SHAREHOLDERS' EQUITY

In March 1997, the Company's shareholders approved an increase to the number of authorized shares of the Company's Common Stock to 75 million shares. The
Company has a sufficient number of authorized common shares available to issue upon the conversion of the outstanding preferred stock, warrants and stock options.

Under the terms of the Company's loan agreement, as amended, the Company granted its lender warrants to purchase  1,600,000  shares of common stock. The exercise price of 900,000 of these  shares is $3.17 per share and the  remaining  700,000 shares  is $5.25 per  share.  From  1992  through  1994,  the  Company's  lender exercised  its right to  purchase  900,000  shares of common  stock at $3.17 per share. All warrants expire in the year 2000.

The Company's preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholder approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, provisions regarding redemption, conversion, liquidation preference and other rights and privileges.

As of December 31, 1997, common shares reserved for issuance are as follows:

  Series C Preferred Stock............................       2,857,143
  Employee stock options outstanding..................       2,657,408
  Warrants............................................         975,000
                                                             ---------
     Total............................................       6,489,551
                                                             =========

NOTE 9 - STOCK OPTION PLANS

The Company maintains five non-qualified stock option plans covering primarily employees and directors. The Company continues to account for its stock options issued under APB 25. Under APB 25, because the exercise price of the underlying stock option equals or exceeds the market price of the common stock on the date of grant, no compensation expense is recognized.

The 1987 Non Qualified Stock Option Plan and 1994 Stock Incentive Plan cover substantially all employees and provide for the issuance of options to purchase up to 2,100,000 shares and 100,000 shares of the Company's common stock, respectively. The 1987 and 1993 Non-Employee Director Stock Option Plans allow for the issuance of options for the purchase of 750,000 shares and 315,000 shares, respectively. Options are issued to non-employee members of the Company's Board of Directors for their service. In addition, prior to February of 1995, the Company, from time to time, issued options to purchase shares of


                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company's Common Stock outside of the established stock option plans. The grants of these options have been approved by the Company's shareholders. The
1997 Incentive Plan allows for the issuance of options for the purchase of 1,350,000 shares.

Options to purchase shares of the Company's Common Stock are issuable at the discretion of committees appointed by the Board of Directors which determine the specific terms of options granted. Currently, options generally vest at rates of 10%, 20%, 33% and 100% per year from the date of issuance and generally expire after 5 to 10 years of continued employment or within periods of up to 90 days of the termination or resignation of the employee or director.

The following table summarizes information related to the Company's stock option activity (in thousands, except for per share data):

                                                     1997                        1996                      1995
                                           ------------------------     -----------------------   ----------------------
                                           Number         Wtd. Avg.     Number       Wtd. Avg.    Number      Wtd. Avg.
                                          of Shares       Ex. Price     of Shares    Ex. Price    of Shares   Ex. Price
                                          ----------     -----------    -----------  -----------  ----------  ----------
Outstanding at beginning
 of year ...............................    1,709         $  6.05         2,272        $ 6.42      2,794      $  6.33
Granted ................................    1,206            5.61           283          2.92        200         3.68
Exercised ..............................      (18)           2.82           --            --         (93)        3.27
Expired ................................      (95)           5.75           (29)         3.45       (629)        5.59
Canceled ...............................     (145)           5.37          (817)         5.85        --           --
                                          ----------                    -----------               ----------
Outstanding at end of year .............    2,657            5.96         1,709          6.05      2,272         6.42
                                          ==========                    ===========               ==========
Exercisable at end of year .............    1,946            6.86         1,645          6.09      2,055         6.39
                                          ==========                    ===========               ==========

The exercise prices for options outstanding as of December 31, 1997 ranged from $2.00 to $11.38. The weighted average remaining contractual life of those options is approximately 2.7 years.

The fair value of options granted during 1997, 1996 and 1995 were estimated using a binomial valuation model. The following weighted-average assumptions were used in calculating the fair value of options granted in 1997, 1996 and 1995, respectively: risk free interest rates of 5.6%, 6.3% and 6.1%; dividend yields of 0%; volatility factors of 0.669, 0.706 and 0.846; and weighted average expected life of the options of 2.7, 4.0 and 3.3 years.


                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma net loss and loss per share information is provided in accordance with SFAS 123 as if the Company's stock options' were accounted for under the fair value method.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The following table sets forth pro forma net loss and loss per share (in thousands, except for per share data):

                                                                Year-ended December 31,
                                                        ------------------------------------
                                                           1997         1996         1995
                                                        ----------  -----------   ----------
Pro forma net loss...................................   $ (13,071)  $  (16,311)   $ (38,213)
Pro forma loss per share, basic and diluted..........   $   (0.87)  $    (1.07)   $   (2.40)


The effect on pro forma net loss and loss per share of applying SFAS 123 is not necessarily indicative of pro forma net loss and loss per share for future periods until the new fair value method is applied to all non-vested awards.

NOTE 10 - EMPLOYEE SAVINGS PLAN

During November 1990, the Company established a savings plan under the provisions of section 401(k) of the Internal Revenue Code (the "Plan"), which covers substantially all employees. The Company's contributions to the Plan are discretionary. Employees participating in the Plan vest in amounts contributed by the Company over a period of 5 years. The Company matches 25% of employee contributions. Employees may contribute up to 15% of their earnings each plan year. The Company's contributions totaled approximately $0.1 million in each of the years ended December 31, 1997, 1996 and 1995.

NOTE 11 - INCOME TAXES

The components of the benefit from income taxes are as follows (in thousands):

                                               Year ended December 31
                                            ----------------------------
                                            1997        1996        1995
                                           ------     --------    -------
Currently payable:
     Federal..........................  $      --     $   --      $  --
     State............................         --         --         107
     Deferred.........................  $      --         --        (324)
                                           ------     --------    -------
                                        $      --     $   --      $ (217)
                                        =========     ========    =======


                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the Company's effective income tax rate and federal income tax statutory rate is as follows:

                                                    Year ended December 31
                                                ---------------------------
                                                1997       1996       1995
                                               ------     ------     ------
   Statutory tax rate.....................     (34.0)%    (34.0)%    (34.0)%
   Change in valuation allowance..........      37.5       37.5       35.4
   Non-deductible expenses................       --         --         1.0
   State taxes and other, net.............      (3.5)      (3.5)      (3.5)
                                               ------     ------     ------
                                                   0%         0%      (1.1)%
                                               ======     ======     ======

Significant temporary differences included in the net deferred tax asset are as follows (in thousands):

                                                                            December 31
                                                                       -------------------
                                                                         1997        1996
                                                                       -------     -------
Deferred tax assets:
Net operating loss carryforward ....................................    $21,854     $18,721
Alternative Minimum Tax Credit  carryforward .......................         30         218
Other ..............................................................      8,626       6,012
                                                                        -------     -------
Total gross deferred tax assets ....................................     30,510      24,951
Less-valuation allowance ...........................................     18,364      15,017
                                                                        -------     -------
Total deferred tax assets ..........................................     12,146       9,934
                                                                        -------     -------
Deferred tax liabilities:
Difference between book and tax bases of fixed  assets .............     (7,322)     (5,105)
Other ..............................................................     (1,417)     (1,422)
                                                                         -------     -------
  Total deferred tax liabilities ...................................     (8,739)     (6,527)
                                                                         -------     -------
   Net deferred tax assets..........................................     $3,407      $3,407
                                                                         =======     =======

At December 31, 1997, the Company has tax net operating loss carry forwards of approximately $80.8 million, which expire in various amounts in the years 2002 to 2012. Approximately $3.2 million of these net operating loss carryforwards relate to business acquisitions for which annual utilization will be limited to approximately $0.3 million, with further limitation if future ownership changes occur. In addition, these loss carryforwards can only be utilized against future taxable income, if any, generated by these acquired companies as if these companies continued to file separate income tax returns. During 1997, the Company generated a capital loss of approximately $0.7 million, which expires in the year 2002.

During 1997, the deferred tax asset valuation allowance against net operating losses increased to approximately $18.4 million. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods that temporary differences and carryforwards are expected to be available to reduce taxable income. Based upon past earnings history, trends, regulatory changes, expiration dates of net operating loss carryforwards and tax planning strategies that could be implemented, if necessary, the Company believes it will be able to realize its $3.4 million in net deferred tax assets. In addition, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of its operating loss carryforwards.


                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EARNINGS PER SHARE

For the years ended December 31, 1997, 1996 and 1995, the treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. The following table summarizes the restated net loss from continuing operations per share and the weighted average number of shares outstanding used in the computations in accordance with SFAS No. 128 (in thousands, except per share data):

                                                 1997      1996        1995
                                             ---------   ---------   ---------
Net loss from continuing
operations ...............................   $(13,762)   $(14,268)   $(19,174)
 Deduct:
 Cumulative preferred stock
       dividend  requirement .............      1,050       1,050         473
 Preferred stock issuance cost
      accretion ..........................        156         144          69
                                             ---------   ---------   ---------
 Net loss applicable to common
       shareholders ......................   $(14,968)   $(15,462)   $(19,716)
                                             ========    ========    ========
 Weighted average common
       shares outstanding ................     16,198      16,188      16,091

 Basic and diluted  loss
    per share ............................   $  (0.92)   $  (0.96)   $  (1.23)
                                             ========    ========    ========

Diluted earnings per share is equal to basic earnings per share since the conversion of preferred shares and the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair market values of financial instruments held by the Company at December 31, 1997 and 1996 are based on a variety of factors and assumptions, may not necessarily be representative of the actual gains or losses that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.

Long-Term Debt

The fair value of the Company's Senior Notes was estimated by obtaining quoted market prices. The fair value of the Company's Senior Notes at December 31, 1997 and 1996 was approximately $106.5 million and $105.0 million, respectively.

The fair value of the Company's credit facility is assumed to be equal to its carrying value. At December 31, 1997 and 1996 there were no amounts outstanding under the credit facility.


                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The Company's Preferred Stock does not have a quoted market price and the Company does not believe it is practicable to estimate a fair value different from the security's carrying value of approximately $13.7 million because of features unique to this security including, but not limited to, the right to appoint two directors and super majority voting requirements. The amount due upon redemption equals $15.0 million plus accrued dividends.

NOTE 14 - LEASES

The Company leases office and warehouse space under various operating lease agreements expiring through 2000. Rental expense under such leases aggregated approximately $0.5 million, $0.5 million and $0.7 million for the years ended
December 31, 1997, 1996 and 1995, respectively.

As of December 31, 1997, future minimum payments under noncancellable operating leases with remaining terms in excess of one year are as follows (in thousands):

                            Year ended:
                             1998. . . . . . . . .   $     308
                             1999. . . . . . . . .         174
                             2000. . . . . . . . .          41
                                                      ---------
                                                      $    523
                                                      =========

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In March, 1997, the Company and WorldCom Network Services, Inc. amicably settled and resolved litigation to the satisfaction of both parties involved. In connection with that settlement, the Company paid approximately $240,000 to WorldCom in full settlement and satisfaction of all claims raised, or which could have been raised, by WorldCom against the Company arising from the parties' prior business relationship.

During July 1995, the Company reached an agreement in principle for the settlement (the "Settlement") of a lawsuit seeking class action certification brought by two shareholders against the Company and certain of its officers and directors in the United States District Court, Southern District of Florida, alleging the violation of certain federal securities laws. The Company's share of the Settlement of approximately $0.9 million was recorded in the accompanying consolidated statement of operations for the year ended December 31, 1995. The Settlement was approved by the United States District Court during January 1996.

During April 1995, the Company settled a dispute with one of its vendors which resulted in a reduction of the amounts owed. Accounts payable and telephone charges were reduced during the first quarter of 1995 by approximately $1.3 million to reflect this settlement.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1995, Cellular World filed a complaint in Dade County Circuit Court against the Company and its subsidiary, PTC Cellular, Inc., alleging wrongful interference with Cellular World's advantageous business relationship with Alamo Rent-A-Car, and alleged misappropriation of Cellular World's trade secrets concerning Cellular World's proprietary cellular car phone rental system equipment. Cellular World is seeking damages alleged to exceed $10 million. Formal discovery has not been completed. Trial has been set for July 1998. Based on the discovery conducted to date, the Company continues to believe that it has several meritorious legal and factual defenses. Based upon the incomplete status of discovery, the Company is unable to predict the final outcome of the litigation.

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

NOTE 16 - PREPAID CALLING CARD AND INTERNATIONAL TELEPHONE CENTERS

During February 1995, the Company sold its prepaid calling card business to Global Link Teleco Corporation ("Global Link") for approximately $6.3 million of cash, promissory notes and shares of common stock of Global Link. The operations of the prepaid calling card business for the year ended December 31, 1995 were not significant.

On March 1, 1996, Global Link consummated a merger transaction (the "Merger") with Global Telecommunications Solutions, Inc. ("GTS"). The Company exchanged its outstanding notes and other receivables, including accrued interest, for shares of GTS Common stock, $0.6 million in cash and $1.5 million of notes receivable.

Included in other assets in the accompanying 1997 and 1996 consolidated balance sheets is the fair value of the Company's investment in GTS common stock of approximately $1.1 million and $1.7 million, net of approximately $2.0 million and $1.5 million of unrealized investment losses, respectively.

Prior to the Merger, the Company's investment in Global Link was accounted for using the equity method. The Company's share of the results of operations of Global Link from the divestiture date through December 31, 1995 are included in "Other operating (income) expenses" in the accompanying consolidated statements of operations.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 28, 1995, the Company sold its international telephone center operations for $0.5 million in cash and a $1.5 million promissory note. The operations of the international telephone center business for the year ended December 31, 1995 were not significant. For financial accounting purposes, the recovery of $2.0 million previously written-off will be recognized as the cash is received. Accordingly, a gain of approximately $0.3 million and $0.5 million has been included in other income and expenses in the accompanying consolidated statements of operations during the years ended December 31, 1996 and 1995, respectively.

NOTE 17 - DISCONTINUED OPERATIONS

On November 13, 1995, the Company sold its cellular telephone operations to Shared Technologies Cellular, Inc. ("STC") for approximately $6.0 million. The proceeds from the sale were $0.3 million in cash, a $2.0 million promissory note bearing interest at 8.0%, with principal and interest payable semi-annually through 2000, shares of STC Common Stock, and payment of approximately $1.2 million of the Company's liabilities. This transaction resulted in a loss of $14.6 million. The loss on disposal on the accompanying December 31, 1995 statement of operations includes a valuation allowance of approximately $5.5 million to reduce the deferred tax assets generated by this transaction to a level which, more likely than not, will be realized.

For the period from January 1, 1995 through the divestiture date, the cellular telephone operations had net operating losses of $3.7 million which were previously accrued for in 1994.

On October 9, 1995, the Company sold a portion of its inmate telephone operations for approximately $1.7 million. Included in discontinued operations in the accompanying consolidated statement of operations in 1995 are approximately $0.3 million of impairment losses and a $0.4 million loss on the sale of these inmate telephone operations.

On December 19, 1997, the Company sold the remaining operating assets of the Company's inmate phone division to Talton Holdings, Inc. ("Talton") for $10.6 million in cash plus additional contingent consideration. This transaction resulted in a gain of approximately $4.2 million. The contingent consideration is payable within 18 months after the closing based upon a formula which generally provides for the sharing of (a) incremental profits from revenue increases on certain contracts sold to Talton and (b) profits resulting from Talton closing on pending bids initiated by the Company which result in new contracts. For financial accounting purposes, the contingent consideration will be recognized as received.


                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the results of operations and gain (loss) on disposal of the cellular and inmate telephone operations as they are included in the consolidated financial statements (in thousands):

                          Cellular Telephone Operations
                                 (in thousands)
                                                                    For the Years Ended
                                                                        December 31,
                                                              -----------------------------
                                                                 1997      1996       1995
                                                              ---------  --------   -------
Revenues .................................................   $   --     $    --     $   --
Income (loss) from discontinued operations
   before income taxes ...................................       --          --         --
Gain (loss) on disposal ..................................        268        --      (14,600)
                                                              ---------  --------   ---------
Gain (loss) on discontinued operations beforeincome
  taxes ..................................................        268        --      (14,600)
Provision for income taxes ...............................       --          --         --
                                                              ---------  --------   ---------
Gain (loss) from discontinued operations .................   $    268   $    --     $(14,600)
                                                             ========   =========   =========


                           Inmate Telephone Operations
                                 (in thousands)
                                                                    For the Years Ended
                                                                        December 31,
                                                            ----------------------------------
                                                                1997        1996       1995
                                                            ---------    --------    ---------
Revenues .................................................   $ 11,931    $ 17,952    $ 26,029
Income (loss) from discontinued operations
     before income taxes .................................     (2,418)     (1,724)        (19)
Gain (loss) on disposal ..................................      4,242        --          (740)
                                                            ---------    --------    ---------
Gain (loss) on discontinued operations before income
     taxes ...............................................      1,824      (1,724)       (759)
Provision for income taxes ...............................       --          --          --
                                                            ---------    --------    ---------
Gain (loss) from discontinued operations .................   $  1,824    $ (1,724)   $   (759)
                                                             ========   =========   =========

NOTE 18 - RELATED PARTY TRANSACTIONS

During February 1995, the Company sold its prepaid calling card business to Global Link for approximately $6.3 million. At the time of the transactions, a former officer and director of the Company and two directors of the Company were also directors of Global Link. Mr. Jeffrey Hanft, a former officer and director of the Company, resigned as a director of Global Link in October 1995, and Mr. Jody Frank, a former director of the Company, resigned as a director of Global Link prior to the March 1996 transaction with GTS (see Note 16).

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1994 and 1995, the Company made loans of approximately $3.6 million to certain officers and directors for, among other things, the repayment of debt previously incurred by them in connection with the exercise of stock options and payment of related income taxes. The officers and directors exercised the stock options in December 1993 to purchase the Company's Common Stock for purposes of increasing the Company's shareholders' equity without accessing external capital markets. The officers and directors executed promissory notes for a portion of the amounts due which became payable on March 28, 1996. In addition, during 1994 and 1995, under the terms of employment contracts with certain officers, the Company paid approximately $0.6 million in life insurance policy premiums. Such premiums are required to be reimbursed by such officers upon termination. During the fourth quarter of 1995, the Company recorded a reserve for potential uncollectible loan and insurance amounts of approximately $3.2 million which is included in "Other operating (income) and expenses" in the accompanying consolidated statements of operations. During 1997, the Company recorded an additional reserve for potential uncollectible loan amounts of approximately $0.2 million which is included in "Selling, general and administrative expense" in the accompanying 1997 statements of operations.

During December 1995, the Company entered into a settlement agreement in connection with the termination of an employment contract and settlement of a claim made by Robert D. Rubin, the Company's former president. As part of the settlement agreement, approximately $1.4 million of severance costs were incurred by the Company and have been recorded in "Other operating (income) and expenses" in the accompanying 1995 consolidated statement of operations. Mr. Rubin repaid approximately $0.4 million of amounts owed the Company as part of the settlement agreement.

In February 1996, the Company restructured approximately $0.2 million of outstanding loans to Jody Frank, a director of the Company. In connection with the restructuring, the Company received from Mr. Frank promissory notes with various due dates through 2007 and a stock pledge agreement encumbering 35,000 shares of the Company's Common Stock held by Mr. Frank.

During April 1996, the Company terminated Richard F. Militello, the Company's former Chief Operating Officer, without cause. Pursuant to terms of his employment agreement, Mr. Militello was due a severance payment of approximately $0.5 million. The after tax portion of this amount was offset against certain outstanding loans owed to the Company by Mr. Militello. Approximately $0.2 million of severance costs incurred by the Company in connection with Mr. Militello's termination have been recorded in "Selling, general and administrative expense" in the accompanying 1996 consolidated statement of operations.

During October 1996, the Company entered into a separation agreement with Jeffrey Hanft, the Company's former Chairman and Chief Executive Officer. As part of the separation agreement, the Company received a promissory note for amounts owed by Mr. Hanft, which becomes due and payable in 2001. In addition, the Company received from Mr. Hanft a stock pledge agreement encumbering 0.3 million shares of the Company's Common Stock issuable upon exercise of certain employment agreement options. Approximately $0.3 million of severance costs incurred by the Company in connection with the separation agreement have been recorded in "Selling, general and administrative expense" in the accompanying 1996 consolidated statement of operations.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During July 1997, the Company terminated Bonnie S. Biumi, the Company's former Chief Financial Officer, without cause. Approximately $0.3 million of severance costs incurred by the Company in connection with Ms. Biumi's termination have been recorded in "Selling, general and administrative expense" in the accompanying 1997 consolidated statement of operations.

NOTE 19 - PROVISION FOR DIAL-AROUND COMPENSATION ADJUSTMENT

On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled In the Matter of Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 ("Telecom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls ("Dial-Around Compensation") at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the Dial-Around Compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the Dial-Around Compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim Dial-Around Compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issues to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the Dial-Around Compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for subscriber 800 and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of subscriber 800 and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "Remand Order"). This order addressed the per-call compensation rate for subscriber 800 and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for subscriber 800 and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35-$0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for subscriber 800 and access code calls. These new regulations were made effective as of October 7, 1997; however, they are still subject to challenge.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Remand Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

Based on the FCC's tentative conclusion in the Remand Order, the Company has adjusted the amounts of Dial-Around Compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision, net of applicable commissions, recorded in 1997 for reduced Dial-Around Compensation is approximately $2.1 million ($0.13 per share). For the period from July 1, 1997 through October 6, 1997, the Company has recorded Dial-Around Compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 through October 6, 1997 is approximately $4.7 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

The Company's counsel, Latham & Watkins, is of the opinion that the Company is legally entitled to fair compensation under the Telecom Act for Dial-Around Calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecom Act for the period from November 7, 1996 through October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, have asserted in petitions for reconsideration now pending before the FCC and in appeals pending before the U.S. Court of Appeals for the District of Columbia Circuit, and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. For example, in a letter to the FCC dated August 15, 1997, AT&T stated its intention to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SUBSEQUENT EVENTS

On January 12, 1998, the Company acquired the operating assets of Indiana Telcom Corporation for approximately $11.3 million in cash. This transaction added approximately 2,600 public pay telephones, located primarily in Indiana and adjacent midwestern states.

                                                                   SCHEDULE II
                       PEOPLES TELEPHONE COMPANY, INC.
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (in thousands)

                                            Balance at   Charged to                        Balance
                                            beginning    costs and                         at end
                                            of period    expenses       Deductions(1)(2)   of period
                                            ---------(1) ---------(1)   ----------         ---------(1)
Classification

YEAR ENDED 12/31/97
Allowance for doubtful accounts ..........   $ 4,361      $ 3,925         $ 3,350           $ 4,936
                                            ==-=====      ========        =======           =======
Deferred tax asset valuation
 allowance ...............................    15,017        3,347            --              18,364
                                            ==-=====      ========        =======           =======
Accumulated amortization:
     Location contracts ..................    16,402        5,709               8            22,103
                                            ==-=====      ========        =======           =======
     Intangible assets....................     3,559          650            --               4,209
                                            ==-=====      ========        =======           =======
     Goodwill.............................     2,253          704            --               2,957
                                            ==-=====      ========        =======           =======
YEAR ENDED 12/31/96
Allowance for doubtful accounts ..........     5,108        3,411           4,158             4,361
                                            ==-=====      ========        =======           =======
Deferred tax asset valuation
 allowance ...............................    12,023        2,994            --              15,017
                                            ==-=====      ========        =======           =======
Accumulated amortization:
     Location contracts ..................    11,115        5,287            --              16,402
                                            ==-=====      ========        =======           =======
     Intangible assets ...................     2,870        1,594             905             3,559
                                            ==-=====      ========        =======           =======
     Goodwill.............................     1,549          704            --               2,253
                                            ==-=====      ========        =======           =======
YEAR ENDED 12/31/95
Allowance for doubtful accounts ..........     6,035        7,386           8,313             5,108
                                            ==-=====      ========        =======           =======
Deferred tax asset valuation
 allowance ...............................      --         12,023            --              12,023
                                            ==-=====      ========        =======           =======
Accumulated amortization:
     Location contracts ..................     6,412        5,131             428            11,115
                                            ==-=====      ========        =======           =======
     Intangible assets............ .......     2,079          769             (22)            2,870
                                            ==-=====      ========        =======           =======
     Goodwill.............................  $    820          729            --             $ 1,549
                                            ==-=====      ========        =======           =======

------------------
(1)  All  years  presented  have  been  restated  to  present  inmate  telephone operations as discontinued operations
(2)  Deductions  represent bad debt  write-offs  and  adjustments to accumulated amortization for assets sold.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the name, age and position of each of the directors and executive officers of the Company:

     Name                       Age       Position
     E. Craig Sanders            53       President, Chief Executive Officer,
                                          Director

     Neil N. Snyder, III         51       Chief Operating Officer,
                                          Executive Vice President

     Bruce W. Renard             44       General Counsel and Executive Vice
                                          President-Legal and Regulatory
                                          Affairs/Carrier Relations

     Lawrence T. Ellman          45       Executive Vice President/
                                          President-National Accounts

     William A. Baum             48       Chief Financial Officer,
                                          Senior Vice President

     David A. Arvizu             49       Senior Vice President-Sales and
                                          Services

     C. Keith Pressley           54       Vice President-Revenue Management

     Charles J. Delaney(1)(2)    38       Director

     Jody Frank (1)              46       Director

     Robert E. Lund (2)          53       Director

     Justin S. Maccarone (1)(2)  39       Director

 ______________
 (1) Member of the Compensation Committee
 (2) Member of the Audit Committee

     The principal occupation of each director and executive officer for at least the last five years is set forth below:

     E. Craig Sanders has served as President, Chief Executive Officer and a director of the Company since May 1996. From 1995 to 1996, Mr. Sanders was a partner of PSN Ventures, L.L.C., a company which identifies investment opportunities in the telecommunications industry. From 1994 to 1995, Mr. Sanders served as Chairman and Chief Executive Officer of a privately held long distance company. From 1982 to 1994, Mr. Sanders was an employee of Sprint Corporation, and held the office of Senior Vice President for Product Management from 1991 until 1994.

     Neil N. Snyder, III joined the Company in September 1996 as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Snyder concluded over 28 years in the U.S. Army, rising to the rank of Brigadier General, most recently as the senior staff officer for operational support at the U.S. Army Training and Doctrine Command in Hampton, Virginia where he oversaw the management of 16 installations and the $3.2 billion budget for those bases.

     Bruce W. Renard joined the Company as General Counsel and Vice President -- Regulatory Affairs in January 1992 and, since February 1996, has served as
General Counsel and Executive Vice President -- Legal & Regulatory Affairs/Carrier Relations. From September 1, 1991 to December 31, 1991, Mr. Renard was a sole practitioner specializing in legal and regulatory consulting services to the telecommunications and utility industries. From August 1984 to September 1991, Mr. Renard was a partner with the Florida law firm of Messrs, Vickers, Caparello, French and Madsen, managing the utility and telecommunications law sections of the firm. Prior to that time, Mr. Renard served as Associate General Counsel for the Florida Public Service Commission.

     Lawrence T. Ellman joined the Company in June 1994 as President of its Pay Telephone Division and held that office until February 1996 when he became Executive Vice President -- Sales. Since February 1996, he has served as Executive Vice President/President-National Accounts. From 1990 until joining the Company, Mr. Ellman was President of Atlantic Telco Joint Venture, an independent public telephone operator acquired by the Company in June 1994. For approximately eight years prior thereto, he was Executive Vice President and Chief Financial Officer of American Potomac Distributing Company, a beverage distributor.

     William A. Baum has served as Senior Vice President, Chief Financial Officer since July 1997. Previously, he served for 16 years in a series of financial management positions with Ryder System, Inc., a highway transportation and logistics company, most recently as Vice President Finance and Chief Financial Officer of Ryder Integrated Logistics. Prior to joining Ryder, Mr. Baum spent seven years with Arthur Andersen, rising to the position of manager in their audit services practice.

     David A. Arvizu joined the Company in March 1997 as Senior Vice President of Sales and Marketing for local and regional markets and was named Senior Vice President, Sales and Services in December, 1997. From 1994 to 1997 Mr. Arvizu served as Vice President-Western Region of Western Union Financial Services, Inc. From 1991 to 1994, he was president of a sales, marketing and consulting service for a co-op of independent Pepsi-Cola franchisees. Prior to 1991, Mr. Arvizu spent twenty years in sales and brand management positions with Pepsico Inc. and General Foods Corp.

     C. Keith Pressley joined the Company in February 1994 as Vice President of Management Information Systems. He became President of the Inmate Telecommunications Division in June 1996. Upon the sale of the inmate operations, he was named Vice President - Revenue Management in December, 1997. Prior to joining the Company, he was Director of Information Systems for Smith International, Inc., an oil field services company, since 1991.

     Charles J. Delaney has served as a Director of the Company since August, 1995. Mr. Delaney has been President of UBS Capital LLC since January 1993. From 1989 to 1996 Mr. Delaney was also a Managing Director of the leveraged finance group of the Union Bank of Switzerland. Mr. Delaney is also a director of Van de Kamp's Inc., CBP Resources, Inc., Speciality Foods Corporation and Cinnabon International.

     Jody Frank has served as a director of the Company and its predecessor since September 1986. From November 1997 to the present, he has been an Executive Director of CIBC Oppenheimer, a financial services company. From February 1990 to October 1997, he was a vice president of Shearson Lehman and, after Smith Barney Inc. acquired the assets of Shearson Lehman in 1994, Smith Barney Inc.

     Robert E. Lund has served as a director of the Company since May 1994. He has served as Chief Executive Officer of Intrepid Tech. Inc., a technology services company, since December 1996. Mr. Lund served as Chief Executive Officer of the Company from November 1995 until May 1996 and as President from February 1996 until May 1996. From December 1994 through December 1995, Mr. Lund served as President and Chief Executive Officer of S2 Software, Inc., a software company. From February 1993 until October 1994 (when Newtrend, L.P. was sold), Mr. Lund served as Chief Operating Officer of Newtrend, L.P., a provider of software and professional services. From 1990 to 1992, Mr. Lund was Chairman and Chief Executive Officer of International Telecharge, Inc., a telecommunications company.

     Justin S. Maccarone has served as a director of the Company since June 1996. Mr. Maccarone has been a Managing Director of UBS Capital, LLC since 1993 and, before that time, was a Senior Vice President at GE Capital Corporation. Mr. Maccarone is also a director of American Sports Product Group, Inc., Communications Supply Corporation, Cinnabon International, Inc., and Trident Automotive, PLC.

Ownership and Transactions Reports

     Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in Common Stock; such persons are also required to furnish the Company with copies of such reports. Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during 1997.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years ended December 31, 1997, 1996 and 1995, the compensation earned by the Company's Chief Executive
Officer and each of the four remaining most highly compensated executive officers for the fiscal year ended December 31, 1997.

                           Summary Compensation Table

                                                         Long-Term
                                                         Compensation
                                Annual Compensation      Awards
Name and Principal                                       Shares Underlying        All Other
Position                     Year    Salary      Bonus   Options(#)              Compensation(1)
--------------------------  ------  ---------  --------  -------------------    ----------------
E. Craig Sanders(2)........   1997   $300,000   $130,000       --                 $  2,375
President, ................   1996    212,000       --      600,000                   --
Chief Executive Officer

Neil N. Snyder, III(3).....   1997    150,000     24,375       --                    2,375
Executive Vice President ..   1996     50,577       --      200,000                   --
Chief Operating Officer

Lawrence T. Ellman ........   1997    170,000     42,850     37,500                   --
Executive Vice President ..   1996    167,000     43,000       --                     --
President-National Accounts   1995    149,994     25,000       --                     --

Bruce W. Renard............   1997    192,500    140,425     37,500                  1,188
Executive Vice President,..   1996    192,000     65,000       --                     --
Legal & Regulatory Affairs,   1995    171,635     25,000     50,000                    355
Carrier Relations,
General Counsel

C. Keith Pressley..........   1997    120,000     10,500     22,500                  2,375
Vice President- ...........   1996    112,000     10,500       --                    1,800
Revenue Management ........   1995    100,000       --         --                    1,800


____________________
(1) The amounts disclosed in this column include the Company's contribution on behalf of the named executive officer to the Company's 401(k) retirement plan in amounts equal to 25% of the executive officer's yearly participation in the plan. Perquisites and other personal benefits do not exceed 10% of salary and bonus.
(2)  Mr. Sanders joined the Company in May 1996.
(3)  Mr. Snyder joined the Company in September 1996.


     The following table sets forth certain information with respect to stock options granted during the year ended December 31, 1997 to the executive officers named in the Summary Compensation Table:


                               Options Grants in Last Fiscal Year                           Potential Realizable
                                       Individual Grants                                    Value of Assumed
                                                                                            Annual Rates of
                                         % of Total                                         Stock Price
                       Number of         Options Granted     Exercise or                    Appreciation for
                       Securities        to Employees in     Base price                     Option Term (1)
                    Underlying Options   Fiscal Year         ($/share)   Expiration Date         5%       10%
                    ------------------   --------------     -----------  -----------------  ---------- ----------
Lawrence T. Ellman       7,500                                3.63              2007           $16,275   $42,075
                         7,500                                4.25              2007            16,275    42,075
                         7,500                                5.25              2007            16,275    42,075
                         7,500                                6.25              2007            16,275    42,075
                         7,500                                7.25              2007            16,275    42,075
                        ------
     Total              37,500               8.04%

Bruce W. Renard          7,500                                3.63              2007            16,275    42,075
                         7,500                                4.25              2007            16,275    42,075
                         7,500                                5.25              2007            16,275    42,075
                         7,500                                6.25              2007            16,275    42,075
                         7,500                                7.25              2007            16,275    42,075
                        ------
     Total              37,500               8.04%

C. Keith Pressley        4,500                                3.63              2007            9,765     25,245
                         4,500                                4.25              2007            9,765     25,245
                         4,500                                5.25              2007            9,765     25,245
                         4,500                                6.25              2007            9,765     25,245
                         4,500                                7.25              2007            9,765     25,245
                        ------
     Total              22,500               4.82%


____________________

(1)  These  amounts  represent  assumed  rates  of  appreciation  which  may not necessarily be achieved. The actual gains, if any, are dependent on the market value of the Company's Common Stock at a future date as well as the option holder's continued employment throughout the vesting period. Appreciation reported is net of exercise price.


     The following table sets forth certain information as to each exercise of stock options during the year ended December 31, 1997 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options:

                 Aggregated Option Exercises In Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                    Number of         Value of Unexercised
                                                Unexercised Options   In-the-Money Options
                                                at Fiscal Year End     at Fiscal Year-End
                       Shares                  -------------------    ---------------------
                     Acquired on     Value        Exercisable/            Exercisable/
Name                 Exercise(s)    Realized      Unexercisable         Unexercisable
------------------  -------------  ----------   ------------------    ---------------------
E. Craig Sanders ..       --          --       400,000/200,000           $   118,750/-
Neil N. Snyder, III       --          --        66,666/133,334               10,250/-
Lawrence T. Ellman        --          --         45,000/37,500                  -/431
Bruce W. Renard ...       --          --         85,000/37,500             62,375/431
C. Keith Pressley .       --          --          5,000/22,500                  -/259


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

     The Company is a party to an employment agreement with Neil N. Snyder, III, the Executive Vice President and Chief Operating Officer of the Company. The employment agreement is for a term commencing August 15, 1996 and ending on December 31, 1999. The agreement provides for a base salary at the annual rate of $150,000, subject to increase upon the review of the Board. The agreement provides for bonus compensation based upon the attainment of performance targets. The agreement provides for the grant of stock options for 200,000 shares of the Company's Common Stock at exercise prices ranging from $3.38 to $7.25 per share, vesting at various dates during the contract term. If the Company terminates Mr. Snyder's employment without cause (except in the circumstances described in the following sentence), the Company will pay Mr. Snyder an amount equal to 150% of his base salary in effect on the date of the termination, as well as provide those fringe benefits enjoyed by him at the date of his termination for a period of two years or, to the extent Mr. Snyder is not eligible to participate in any Company fringe benefit plans, the after tax value of such benefits. If, after a change in control of the Company, Mr. Snyder's employment is terminated by the Company without cause or terminated by Mr. Snyder for good reason, the Company will pay him an amount equal to 150% of the sum of his base salary plus the maximum bonus compensation which he would have been entitled to receive had the Company achieved the performance targets to which bonus compensation is tied for the year of such termination for a period of two years or, to the extent Mr. Snyder is not eligible to participate in any Company fringe benefit plans, the after tax value of such benefits. In addition, upon a change in control of the Company, all options granted to Mr. Snyder will vest.

     The Company is a party to an employment agreement with Bruce W. Renard, the Company's General Counsel and Executive Vice President -- Legal and Regulatory Affairs/Carrier Relations. The employment agreement was originally for a three year term commencing on January 1, 1995 and ending on December 31, 1997 and has been extended to December 31, 1998. The agreement provides for payment of a base salary initially fixed at the annual rate of $172,500 with an annual increase of 10%, provided the Company has met certain income targets. If the Company terminates Mr. Renard's employment without cause or Mr. Renard terminates the agreement for certain defined reasons, the Company will pay Mr. Renard (a) his base salary through the date of termination and (b) as severance pay a lump sum amount equal to 100% of Mr. Renard's salary in effect during the 12 months immediately preceding termination. Mr. Renard's employment agreement also provides that upon termination in connection with a change in control, Mr. Renard shall receive (a) his base salary through the termination date, (b) all other benefits provided in the employment agreement in connection with a change in control, (c) as severance pay a lump sum amount equal to 100% of his highest annual base salary in effect during the 12 months immediately preceding the termination and (d) options granted to Mr. Renard under the employment agreement will vest.

     The employment agreements above generally restrict the employee from competing with the Company for one year in the areas in which the Company then operates following termination of the agreement.

     The Company is a party to a change in control agreement with C. Keith Pressley, Vice President-Revenue Management, an at-will employee of the Company. Upon termination in connection with a change of control of the Company, Mr. Pressley shall receive (a) his base salary through the termination date, (b) severance pay equal to 50% of his annual base salary at the highest rate in effect during the 12 months immediately preceding such termination and (c) all options granted to Mr. Pressley will vest.

Compensation Committee Interlocks and Insider Participation

     Robert E. Lund served as a member of the Compensation Committee of the Board of Directors during 1996 and 1997 and, from November 29, 1995 through May 1, 1996, served as the Chief Executive Officer of the Company.

     Compensation Committee member Jody Frank has participated in transactions with the Company since January 1, 1997, which transactions and borrowings are described below. See Item-13 Certain Relationships and Related Transactions.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  following  table  sets  forth  certain   information   concerning  the
beneficial  ownership  of the Common  Stock of the  Company as of March 19, 1998
(except as  otherwise  indicated)  by (i) each  person  known by the  Company to beneficially  own more than five percent of the outstanding  Common Stock of the
Company,  (ii) each current director,  (iii) each executive officer named in the
Summary Compensation Table included elsewhere herein, and (iv) all directors and executive officers of the Company,  as a group.  Except as otherwise  indicated, the persons  named in the table have the sole voting and  investment  power with respect to the shares shown as beneficially owned by them.

                            Amount and Nature
Name of Beneficial Owner   of Beneficial Ownership(1)    Percent of Class
------------------------   ---------------------------  -------------------
 Charles J. Delaney               --      (7)                  --
 Jody Frank                       238,262 (2)(3)            1.44%
 Robert E. Lund                   121,350 (2)                   *
 Justin S. Maccarone              --      (7)                  --
 E. Craig Sanders                 400,000 (4)               1.22%
 Lawrence T. Ellman                52,500 (4)                   *
 Bruce W. Renard                   92,500 (4)                   *
 C. Keith Pressley                  9,500 (4)                   *
 Neil N. Snyder, III               66,666 (4)                  --
 All directors and
    executive officers
   as a group (11 persons)         980,111(4)               4.62%

 Creditanstalt American Corp.
 245 Park Avenue
 New York, New York  10167         850,000(5)(6)            5.03%

 Heartland Advisors, Inc.
 790 N. Milwaukee Street
 Milwaukee, Wisconsin  53202      4,956,300(5)              30.6%

 UBS Capital II LLC
 299 Park Avenue
 New York, New York  10171       2,917,143(5)(7)           15.17%

 Wellington Management Company, LLP
 75 State Street
 Boston, MA  02109               2,267,290(5)              13.99%

 Goldman Sachs & Co.
 85 Broad Street
 New York, New York 10004        1,337,900(5)                8.3%


________________________

*    Less than one percent.
(1) Includes shares of Common Stock issuable upon the exercise of stock options, which are exercisable within 60 days of March 19, 1998.
(2) Includes options to purchase shares of Common Stock granted to the following directors: 90,000 to Jody Frank (at an average exercise price of $6.14 per share); and 110,000 to Robert E. Lund (at an average exercise price of $4.66 per share).
(3) Includes 40,050 shares of Common Stock in a voting trust of which Jody Frank is the beneficial owner. Also includes 3,812 shares owned by Jody Frank as custodian for Aaron Frank, Rebekah Frank, and Lucy Frank, Mr. Frank's minor children.
(4) Includes options to purchase 621,166 shares of Common Stock granted to the following executive officers: 400,000 to E. Craig Sanders (at an average exercise price of $4.56 per share); 52,500 to Lawrence T. Ellman (at an average exercise price of $4.66 per share); 92,500 to Bruce W. Renard (at an average exercise price of $5.66 per share); 9,500 to C. Keith Pressley (at an average exercise price of $5.13); and 66,666 to Neil N. Snyder, III (at an average exercise price at $3.81 per share).
(5) Information provided by Scheduled 13D and/or 13Gs filed by such persons. Shared investment and voting power with respect to Goldman Sachs & Co. and Wellington Management Company, LLP.The Company has not independently verified such information.
(6) Represents currently exercisable warrants received in connection with a previous credit facility between the Company and Creditanstalt-Bankverein (of which Creditanstalt American Corporation is a wholly-owned subsidiary) and 150,000 shares of Common Stock obtained upon the exercise of warrants in connection with a previous credit facility. The currently exercisable warrants expire March 12, 2000 and are exercisable for 700,000 shares of Common Stock or the Company's Series B Preferred Stock at price of $5.25 per share. Each share of Series B Preferred Stock is convertible into one share of Common Stock. See "Certain Relationships and Related Transactions."
(7) Includes:(i) options to acquire 50,000 shares of Common Stock of the Company at an average exercise price of $3.91, held for the benefit of UBS Capital II LLC by current directors Charles J. Delaney and Justin S. Maccarone; and (ii) 2,867,143 shares of Common Stock issuable upon conversion of 150,000 shares of Preferred Stock currently outstanding. All of the outstanding Preferred Stock is owned by UBS Capital II LLC (a wholly-owned subsidiary of Union Bank of Switzerland).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 1997 the Company has engaged in the following transactions with directors and/or executive officers of the Company shareholders listed in the Security Ownership Table or with businesses with which they are associated.

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

     2. In April 1996, the Company amended its credit facility with Creditanstalt-Bankverein to accomplish, among other things, the following: (i) Creditanstalt-Bankverein waived additional defaults arising under the credit facility; (ii) the line of credit under the credit facility was decreased from $40 million to $10 million. At the same time, the Company decreased to $5.25 the exercise price of the warrants held by Creditanstalt American Corporation to acquire Common Stock or Series B Preferred Stock of the Company that had not already been repriced. The warrants repriced in April 1996 consisted of warrants to acquire 150,000, 300,000 and 50,000 shares at exercise prices of $8.00 per share, $9.33 per share and $9.00 per share, respectively. On March 26, 1997, the Company increased its credit facility with Creditanstalt-Bankverein from $10,000,000 to $20,000,000. Since January 1, 1997 the Company has paid Creditanstalt-Bankverein $290,000 in fees as a lender in connection with Company's credit facilities.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed with, and as a part of, this Annual Report on Form 10-K.

1. Financial Statements.

     For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Financial Statements and Schedules in Item 8 on Page 37.


2. Financial Statement Schedules.

     The following Supplementary Schedules are filed with this Annual Report on Form 10-K:

     See Index to Financial Statements and Schedules on Page 37.

3. Exhibits.

     (I) See Exhibit Index on Pages 80-82.

(b) Reports on Form 8-K.

     (1) On October 16, 1997, the Company filed a current report on Form 8-K with the Commission dated October 16, 1997, reporting information under Item 5, Other Events.

     (2) On December 30, 1997, the Company filed a current report on Form 8-K with the Commission dated December 30, 1997, reporting information under Item 2, Acquisition or Disposition of Assets, Item 5, Other Events and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLES TELEPHONE COMPANY, INC.


Date: March 31, 1998                    /s/ E. Craig Sanders
                                        -------------------------------
                                        E. CRAIG SANDERS
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature            Title                                 Date
     ----------           ------                                ----

/s/ E. Craig Sanders      President,
E. Craig Sanders          Chief Executive Officer, Director   March 31, 1998

/s/ William A. Baum       Senior Vice President,
William A. Baum           Chief Financial Officer             March 31, 1998

/s/ Scott K. Ambler       Controller
Scott K. Ambler           Chief Accounting Officer            March 31, 1998

/s/ Charles J. Delaney
Charles J. Delaney        Director                            March 31, 1998

/s/ Jody Frank
Jody Frank                Director                            March 31, 1998

/s/ Robert E. Lund
Robert E. Lund            Director                            March 31, 1998

/s/ Justin S. Maccarone
Justin S. Maccarone       Director                            March 31, 1998

                                  EXHIBIT INDEX

     Exhibits

     2.1 Asset Purchase Agreement dated December 19, 1997 by and between the Company and Talton Holdings, Inc. (incorporated herein by reference to the Company's current report on Form 8-K dated December 30, 1997) (File No. 1-12443)

     3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996) (File No. 1-12443) as amended to the date of filing of this Form 10-K.

     3.2 Restated Bylaws adopted on November 30, 1987 (incorporated herein by reference from the Registration Statement on Form 10) (File No. 0-16479), filed with the Securities and Exchange Commission (the "SEC")

     3.3 Form of Second Amended and Restated Warrant Agreement dated as of February 17, 1994 between the Company and Creditanstalt American Corporation ("CAC") (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994) (File No. 0-16479)

     3.4 First Amendment to Second Amended and Restated Warrant Agreement dated October 30, 1995 between the Company and CAC (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995) (File No. 0-16479)

     3.5 Second Amendment to Second Amended and Restated Warrant Agreement dated April 4, 1996 between the Company and CAC (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
1996) (File No. 0-16479)

     4.1 Fourth Amended and Restated Loan and Security Agreement dated July 19, 1995 by and among the Company, the lenders named therein and Creditanstalt-Bankverein (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

     4.2 Waiver and First Amendment dated November 29, 1995 between the Company and Creditanstalt-Bankverein with regard to the Fourth Amended and Restated Loan and Security Agreement. (incorporated herein by reference to the Company's
Annual Report on Form 10-K for the year ended December 31, 1995). (File No. 0-16479)

     4.3 Second Amendment dated April 4, 1996 to the Fourth Amended and Restated Loan and Security Agreement between the Company and Creditanstalt-Bankverein. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996). (File No. 0-16479)

     4.4 Third Amendment dated March 26, 1997 to the Fourth Amended and Restated Loan and Security Agreement between the Company and Creditanstalt-Bankverein (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996). (File No. 1-12443)

     4.5 Indenture, dated as of July 15, 1995, between the Company and First Union National Bank of North Carolina (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

     10.1 Employment Agreement dated January 1, 1995 between the Company and Bruce W. Renard (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended 1994). (File No. 0-16479)

     10.2 AT&T Commission Agreement dated April 20, 1995 by and between AT&T Communications, Inc. and the Company (incorporated herein by reference to Amendment No. 2 to Form S-3 Registration No. 33-58657).

     10.3 Security Purchase Agreement between UBS Capital Corporation; Appian Capital Partners, L.L.C. and the Company dated July 3, 1995 (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

     10.4 Letter Agreement, dated July 18, 1995, among the Company, UBS Capital Corporation, UBS Partners, Inc. and Appian Capital Partners, L.L.C., amending the Securities Purchase Agreement, dated as of July 3, 1995 among the Company, UBS Capital Corporation and Appian Capital Partners, L.L.C. (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

     10.5 Form of Stock Purchase Warrant issued on July 19, 1995 to Appian Capital Partners, L.L.C. (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

     10.6 Form of Contingent Stock Purchase Warrant issued on July 19, 1995 to UBS Partners, Inc. (incorporated herein by reference to Form 8-K dated July 19,
1995). (File No. 0-16479)

     10.7 Registration Rights Agreement dated as of July 19, 1995 between the Company and UBS Partners, Inc. (incorporated herein by reference to Form 8-K dated July 19, 1995). (File No. 0-16479)

     10.8 1997 Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-40793) filed on November 21, 1997).

     10.9 1994 Stock Incentive Plan of the Company (incorporated herein by reference to pages A-1 through A-7 of the Company's 1994 Proxy Statement). (File No. 0-16479).

     10.10  1987  Non-Qualified  Stock  Option  Plan  (incorporated   herein  by
reference to the Company's Registration Statement on Form S-8 (Registration Statement No. 33-58603) filed on April 13, 1995. (File No. 0-16479).

     10.11 1987 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Company's Registration Statement on Form S-8 (Registration Statement No. 33-58603) filed on April 13, 1995. (File No. 0-16479).

     10.12 1993 Non-Employee Director Stock Option Plan (incorporated herein by reference to pages A-1 through A-4 of the Company's 1993 Proxy Statement). (File No. 0-16479).

     10.13 Employment Agreement dated May 2, 1996 between the Company and E. Craig Sanders.(incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996). (File No. 0-16479)

     10.14 Employment Agreement dated August 15, 1996 between the Company and Neil N. Snyder, III. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996). (File No. 0-16479)

     10.15 Letter Agreement dated April 30, 1996 between the Company and C. Keith Pressley. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996) (File No. 1-12443)

     *21 List of Subsidiaries

     *23 Consent of Ernst & Young LLP

     *27 Financial Data Schedule (for SEC use only)

____________________
* Filed with this Annual Report on Form 10-K.