Form 10-Q
period 1998-03-31
PEOPLES TELEPHONE COMPANY INC
filed 1998-05-15
CIK 819694

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended: March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, outstanding at May 5, 1998: 16,212,434 shares.

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                         PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                                                      March 31,    December 31,
              Assets                                                    1998           1997
                                                                      ---------    -----------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents .......................................   $   3,939    $  22,834
  Restricted cash .................................................         920          920
  Accounts receivable, net of allowance for doubtful accounts
     of $5,117 in 1998 and $4,936 in 1997 .........................      17,742       17,061
  Inventory .......................................................       2,386        2,125
  Prepaid expenses  and other current assets ......................       2,501        2,631
                                                                      ---------    -----------
      Total current assets ........................................      27,488       45,571

Property and equipment, net .......................................      50,951       48,237
Location contracts, net ...........................................      23,624       23,936
Intangible assets, net ............................................         815          824
Goodwill, net .....................................................       9,358        4,084
Deferred income taxes .............................................       3,407        3,407
Other assets, net .................................................       5,277        5,258
                                                                      ---------    -----------
     Total assets .................................................   $ 120,920    $ 131,317
                                                                      =========    ===========
           Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable and current maturities of long-term debt ..........   $     362    $     634
  Current portion of obligations under capital leases .............         470          536
  Accounts payable and accrued expenses ...........................      19,307       22,722
  Accrued interest payable ........................................       2,541        5,702
  Income and other taxes payable ..................................       3,021        2,844
                                                                      ---------    -----------
     Total current liabilities ....................................      25,701       32,438

Notes payable and long-term debt ..................................     100,000      100,000
Obligations under capital leases ..................................         500          275
                                                                      ---------    -----------
     Total liabilities ............................................     126,201      132,713
                                                                      ---------    -----------
Commitments and contingencies .....................................        --           --

Redeemable Preferred Stock:
  Cumulative convertible preferred stock; Series C, $.01 par value; 160 shares authorized; 150 shares issued and
       outstanding, $100 per share liquidation value ..............      13,751       13,711
  Preferred stock dividends payable ...............................       2,835        2,573
                                                                      ---------    -----------
      Total preferred stock .......................................      16,586       16,284
                                                                      ---------    -----------
Common shareholders' deficit:
  Preferred stock; $.01 par value; 4,240 shares authorized;  none
     issued and outstanding .......................................        --           --
  Convertible preferred stock; Series B, $.01 par value;
    600 shares  authorized; none issued and outstanding ...........        --           --
  Common stock; $.01 par value; 75,000 shares authorized;
      16,212 shares in 1998 and 16,209 shares  in 1997 issued
      and  outstanding ............................................         162          162
  Capital in excess of par value ..................................      58,996       59,291
  Accumulated deficit .............................................     (79,128)     (75,108)
  Accumulated other comprehensive loss ............................      (1,897)      (2,025)
                                                                      ---------    -----------
     Total common shareholders' deficit ...........................     (21,867)     (17,680)
                                                                      ---------    -----------
     Total liabilities less shareholders' deficit .................   $ 120,920    $ 131,317
                                                                      =========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)


                                                     For the three months ended
                                                              March 31,
                                                     --------------------------
                                                        1998            1997
                                                     ----------      ----------
Revenues:
  Coin calls .....................................   $   19,253      $   17,940
  Non-coin calls .................................        8,641          10,111
                                                     ----------      ----------
     Total revenues ..............................       27,894          28,051

Costs and expenses:
  Telephone charges ..............................        7,298           7,413
  Commissions ....................................        7,829           7,566
  Field service and collection ...................        5,077           4,746
  Depreciation and amortization ..................        5,478           5,256
  Selling, general and administrative ............        3,002           2,935
                                                     ----------      ----------
      Total costs and expenses ...................       28,684          27,916
                                                     ----------      ----------
  Operating (loss) income ........................         (790)            135

Other (income) and expenses:
   Interest expense, net .........................        3,230           3,348
                                                     ----------      ----------
Loss from continuing operations
  before income taxes ............................       (4,020)         (3,213)
Income taxes .....................................         --              --
                                                     ----------      ----------
Loss from continuing operations ..................       (4,020)         (3,213)

Loss from discontinued operations ................         --              (685)
                                                     ----------      ----------
Net loss .........................................   $   (4,020)     $   (3,898)
                                                     ==========      ==========
Earnings per share (basic and diluted):
   Loss from continuing operations ...............   $    (0.27)     $    (0.22)
   Loss from discontinued operations .............         --             (0.04)
                                                     ----------      ----------
     Net loss ....................................   $    (0.27)     $    (0.26)
                                                     ==========      ==========
Weighted average common shares outstanding .......       16,212          16,195
                                                     ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (unaudited, in thousands)

                                                                For the three months ended
                                                                         March 31,
                                                                --------------------------
                                                                  1998             1997
                                                                ---------        ---------
Cash flows from operating activities
 Net loss ..................................................    $ (4,020)        $ (3,898)
 Adjustments to reconcile net loss to net cash used in
     operating activities:
 Depreciation and amortization .............................       5,478            5,256
 Amortization of deferred financing costs ..................         196              285
 Changes in operating assets and liabilities:
     Accounts receivable ...................................        (681)          (5,162)
     Inventory .............................................          11               48
     Prepaid expenses and other current assets .............         130              (53)
     Other assets ..........................................         (87)          (1,107)
     Accounts payable and accrued expenses .................      (3,415)           1,909
     Accrued interest payable ..............................      (3,161)          (3,065)
     Income and other taxes payable ........................         177             (420)
     Net effect of discontinued operations and assets
       held for sale .......................................         --               578
                                                                ---------        ---------
 Net cash used in operating activities .....................      (5,372)          (5,629)

Cash flows from investing activities
 Property and equipment additions ..........................        (786)            (418)
 Proceeds from sale of assets ..............................         --               233
 Payments for acquisition of Indiana Telcom assets .........     (11,317)             --
 Payments for certain contracts ............................        (913)          (1,658)
                                                                ---------        ---------
 Net cash used in  investing activities ....................     (13,016)          (1,843)

Cash flows from financing activities
 Principal payments on long-term debt ......................        (272)            (149)
 Principal payments under capital lease obligations ........        (242)            (352)
 Debt issuance costs .......................................         --              (218)
 Exercise of stock options and warrants ....................           7                2
                                                                ---------        ---------
 Net cash used in financing activities .....................        (507)            (717)
                                                                ---------        ---------
 Net decrease in cash and cash equivalents .................     (18,895)          (8,189)
 Cash and cash equivalents at beginning of period ..........      22,834           12,556
                                                                ---------        ---------
 Cash and cash equivalents at end of period ................    $  3,939         $  4,367
                                                                =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND MARCH 31, 1997
                                   (unaudited)

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

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 as set forth in the Company's 1997 Annual Report on Form 10-K.

NOTE 2 - INVESTMENTS AND OTHER COMPREHENSIVE LOSS

Investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company's investment in Global Telecommunications Solutions, Inc. ("GTS") is classified as "available for sale," and reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of Shareholders' Equity. The Company's investment in GTS common stock at March 31, 1998 was approximately $1.3 million, net of approximately $1.9 million of unrealized losses.

As of January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or shareholders' deficit. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which, prior to adoption, were reported separately in shareholders' deficit, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.


                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND MARCH 31, 1997
                                   (unaudited)


The components of the comprehensive loss are as follows:

                                                          For the three months
                                                             ended March 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Net loss .............................................    $ (4,020)    $(3,898)
Unrealized gain on investment, net of income taxes ...         128         128
                                                          --------     --------
Comprehensive loss ...................................    $ (3,892)    $(3,770)
                                                          ========     ========

NOTE 3 - EARNINGS PER SHARE

For the quarters ended March 31, 1998 and 1997, the treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. The following table summarizes the loss from continuing operations and the weighted average number of shares outstanding used in the
computation  of  earnings  per common   in  accordance  with the  Financial
Accounting Standards Board's Statement No. 128, Earnings Per Share.

                                                          For the three months
                                                             ended March 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Net loss from continuing operations ...................   $ (4,020)   $ (3,213)
 Deduct:
 Cumulative preferred stock  dividend  requirement ....       (262)       (262)
 Preferred stock issuance cost  accretion .............        (39)        (39)
                                                          --------     --------

 Net loss applicable to common  shareholders ..........   $ (4,321)   $ (3,514)
                                                          ========    ========

 Weighted average common  shares outstanding ..........     16,212      16,195
                                                          ========    ========
 Basic and diluted loss  per share ....................   $  (0.27)   $  (0.22)
                                                          ========    ========

Diluted loss per share is equal to basic loss per share since the conversion of preferred shares and the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

NOTE 4 - LONG-TERM DEBT

During March 1997, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement (the "Credit Facility") which increased the Company's Credit Facility with Creditanstalt-Bankverein from $10.0 million to $20.0 million. The interest rate on balances outstanding under the Credit Facility varies based upon the leverage ratio maintained by the Company. Outstanding principal balances are due in full in the year 2000. Interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily available balance of the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and contains certain covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends. At March 31, 1998, the Company had no amounts borrowed under the Credit Facility.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND MARCH 31, 1997
                                   (unaudited)

NOTE 5 - INCOME TAXES

For the three months ended March 31, 1998 and March 31, 1997, the Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.5 million. Valuation allowances were provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

NOTE 6 - LOSS FROM DISCONTINUED OPERATIONS

In the last quarter of 1997, the Company sold the operating assets of its inmate telephone division. The accompanying Statement of Income and Statement of Cash Flows for the first quarter ended March 31, 1997 have been restated to present results of the former inmate telephone division as discontinued operations. In the three months ended March 31, 1997, the Company reported approximately $0.7 million loss from discontinued operations.

NOTE 7 - ACQUISITION

On January 12, 1998, the Company acquired the operating assets of Indiana Telcom Corporation for approximately $11.3 million in cash. The acquisition was accounted for as a purchase, and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying fair values. The allocation of the purchase price is preliminary, pending finalization of appraisal and other estimates. The excess of the purchase price over the fair value of net assets acquired of $5.6 million was recorded as goodwill and is being amortized over 5 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter ended March 31, 1998 to the quarter ended March 31, 1997 and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with Management's Discussion and Analysis appearing in the Company's Form 10-K for the year ended December 31, 1997.

     Statements in Management's Discussion and Analysis relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Peoples Telephone Company, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: the impact of competition, especially in a deregulated environment (including the ability of the Company to implement higher market-based rates for local coin calls), uncertainties with respect to the implementation and effect of the Telecommunications Act of 1996, including any new rule-making by the Federal Communications Commission (FCC) or litigation which may seek to modify or overturn the FCC orders implementing such act or portions thereof, the ongoing ability of the Company to deploy its public pay phones in favorable locations, the Company's ability to continue to implement operational improvements and the ability of the Company to efficiently integrate acquisitions of other telephone companies. Such factors and others are set forth more fully in the Company's 1997 Annual Report on Form 10-K and the consolidated financial statements and notes there to appearing elsewhere in this Form 10-Q.

Overview

     On January 12, 1998, the Company acquired the operating assets of Indiana Telcom Corporation for approximately $11.3 million in cash. This transaction added approximately 2,600 public pay telephones, located primarily in Indiana and adjacent midwestern states, and was largely financed with the proceeds from the sale of the Company's inmate division in December 1997.

Revenues

     The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 69.0% and 64.0% of total revenues for the quarters ended March 31, 1998 and 1997, respectively. Coin revenue increased 7.3% to $19.3 million during the quarter ended March 31, 1998, compared to the same period in 1997. The Company's average installed public pay telephone base was approximately 42,400 phones and 38,400 phones for the three month periods ended March 31, 1998 and 1997, respectively. Coin revenue on a per phone basis decreased by 2.8% for the quarter ended March 31, 1998, as compared to the same period in 1997. The decrease in coin revenue on a per phone basis is primarily attributable to the higher than expected call-suppression resulting from the implementation of higher market-based local calling rates following local coin rate deregulation. Management believes the magnitude of the call suppression should decrease as the public payphone consumer becomes accustomed to the market-based local coin rates, although there can be no assurances that this will occur. The Company also believes that the decrease is the result of, among other things, the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and the operation of more public pay telephones in closer proximity to the Company's telephones.

     On November 8, 1996, the Federal Communications Commission (the "FCC") issued its final order on reconsideration (the "Initial Payphone Order") setting forth and affirming regulations implementing Section 276 of the Federal Telecommunications Act of 1996, previously issued on September 20, 1996. The

Initial Payphone Order initially mandated compensation for access code and 1-800 subscriber calls ("Dial-Around Compensation") at a flat rate of $45.85 per payphone per month (an assumed 131 calls multiplied by $0.35 per call). The Company recorded Dial-Around Compensation at this rate in the first quarter of 1997. On October 9, 1997, in response to the remand of certain issues by the U.S. Court of Appeals for the District of Columbia, the FCC released its Second Report and Order (the "Remand Order") which established a rate of $0.284 per call for per call compensation from October 7, 1997 forward. The Remand Order tentatively concluded that the same $0.284 per call rate should govern compensation obligations during the period from November 7, 1996 through October 6, 1997 and that the allocation method between long-distance carriers would be determined in a separate order. The Company recorded the net effect of this rate change as a Provision for Dial-Around Compensation Adjustment in the third quarter of 1997. For the period from November 7, 1996 through October 6, 1997, the Company has collected approximately $9.9 million from carriers for Dial-Around Compensation. At March 31, 1998, the Company's accounts receivable include approximately $6.5 million of accrued revenue for Dial-Around Compensation from this period which will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC. See "Business - Public Pay Telephone Industry Overview", "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Dial-Around Compensation Adjustment" appearing in the Company's Form 10-K for the year ended December 31, 1997 for a more complete discussion.

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

     The Company is continuing to experience a shift in call traffic from operator service calls, for which the Company receives a percentage of the revenue generated by those calls, to access code calls for which the Company receives a flat rate per phone or per call Dial-Around Compensation amount. Due to aggressive advertising campaigns by long-distance companies promoting the use of access code calls, the Company believes that the decrease in non-coin revenue due to the changes in call traffic patterns is likely to continue. Subject to possible changes resulting from the appeal of the Remand Order, these decreases in non-coin revenue are currently being offset to some extent by changes in the amount of compensation due to the Company for access code calls as well as (800) subscriber calls, as required under the Remand Order. The Remand Order mandates Dial-Around Compensation to public pay telephone providers for both types of calls at a rate of $0.284 per call beginning October 7, 1997.

     Non-coin revenue represented approximately 31.0 % and 36.0% of total revenues for the quarters ended March 31, 1998 and 1997, respectively. For the quarter ended March 31, 1998, revenues from non-coin calls decreased 14.5%, to approximately $8.6 million, compared to the quarter ended March 31, 1997. This decrease was primary attributable to the decrease in the compensation rate for dial-around calls as a result of the implementation of the Remand Order. After adjusting for the rate change for Dial-Around Compensation from $0.35 to $0.284 per call, 1997's first quarter non-coin revenues would have been $1.0 million lower. Using these adjusted figures, non-coin revenues in the first quarter of 1998 would have been $0.5 million, or approximately 5.0%, lower than the first quarter of 1997.

Operating Expenses

     Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges paid to Local Exchange Carriers which include the costs of basic service and transport of local coin calls, long-distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to property owners for revenues generated by the Company's telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipts and certain other taxes, corporate travel and entertainment and various other expenses. Total operating expenses were approximately 83.2% and 80.8% of total revenues for the quarters ended March 31, 1998 and 1997, respectively.

     Telephone charges decreased as a percentage of total revenues to 26.2% for the quarter ended March 31, 1998, compared to 26.4% for the same period in 1997. The Company continues to experience decreased telephone charges as a result of regulatory changes and competition within the local/intraLATA service market.

     Commissions as a percentage of total revenues for the three months ended March 31, 1998 increased to approximately 28.1% as compared to 27.0% for the same period of the prior year. The increase in commissions as a percentage of revenues for the three months was primarily attributable to increased commission rates for new and renewed contracts.

     Field service and collection expenses as a percentage of total revenues from continuing operations were 18.2% and 16.9% for the first quarters of 1998 and 1997, respectively. Field service and collection expenses increased approximately 7.0%, to approximately $5.1 million, for the first quarter of 1998, as compared to the same period in 1997. This increase was primarily attributable to the increase in the average number of installed payphone and to additional costs incurred for the addition of certain key operations employees who are needed to implement certain initiatives which are intended to achieve further operational efficiencies. Selling, general and administrative expenses were consistent at approximately $3.0 million and $2.9 million for the first quarter of 1998 and 1997, respectively.

Depreciation and Amortization

     Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life for public pay telephones. Amortization is primarily based on acquisition costs including location contracts, goodwill and non-competition provisions and is calculated on a straight-line method using estimated useful lives ranging from three to twenty years. Depreciation and amortization increased to $5.5 million for the quarter ended March 31, 1998, compared to $5.3 million for the same period in 1997, primarily due to additional depreciation and amortization expense related to the Indiana Telcom acquisition and to the renewal costs of location contracts.

Interest Expense

     For the first quarter of 1998, interest expense was approximately $3.2 million which is relatively consistent with interest expense in the same quarter in 1997.

Benefit from Income Taxes

     The Company currently records valuation allowances for 100% of the deferred tax assets generated from operating losses. The Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.5 million for the three months ended March 31, 1998 and 1997.

Net Loss

     Net loss for the three months ended March 31, 1998 was approximately $4.0 million as compared to $3.9 million for the first quarter of 1997. After adjusting for the rate change for Dial-Around Compensation, 1997's first quarter net loss would have been approximately $0.8 million greater. Using this adjusted figure for comparison, the net loss for the first quarter of 1998 would have been approximately $0.7 million, or 14.7%, lower than the first quarter of 1997.

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

     EBITDA from continuing operations was approximately $4.7 million for the quarter ended March 31, 1998, compared to $5.4 million for the same period in 1997. After adjusting for the rate change for Dial-Around Compensation, 1997's first quarter EBITDA would have been approximately $4.6 million. Using this adjusted figure, EBITDA for the first quarter of 1998 would have been approximately $0.1 million, or 2.5%, higher than the first quarter of 1997.

Liquidity and Capital Resources

     During the first quarter of 1998, the Company continued to finance its operations from current and prior period operating cash flow. For the three months ended March 31, 1998, the Company's operating cash flow was $(5.4) million compared to $(5.6) million for the same period in 1997.

     The Company's net working capital was approximately $1.8 million, with a current ratio of 1.1 to 1.0, at March 31, 1998. This compares with a net working capital of $13.1 million at December 31, 1997. $11.3 million of cash was used in January, 1998 to acquire the assets of Indiana Telcom Corporation.

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

Part II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit        Description
-------        -----------
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


                                  PEOPLES TELEPHONE COMPANY, INC.
                                  Registrant


Date:  May 14, 1998               /s/ William A. Baum
                                  William A. Baum
                                  On behalf of the registrant and as
                                  Chief Financial Officer

                                 EXHIBIT INDEX


     Exhibits

     27        Financial Data Schedule (for SEC use only)