Form 10-Q
period 1998-06-30
PEOPLES TELEPHONE COMPANY INC
filed 1998-08-14
CIK 819694

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended: JUNE 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934

                        Commission File Number: 001-12443


                         PEOPLES TELEPHONE COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEW YORK                                      13-2626435
 -------------------------------                        ----------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                            I.D. No.)


                 2300 NORTHWEST 89TH PLACE, MIAMI, FLORIDA 33172
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (305) 593-9667
              (Registrant's telephone number, including area code)

                              --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, outstanding at August 5, 1998: 16,212,434 shares.

Part I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           JUNE 30,       DECEMBER 31,
                                                                             1998             1997
                                                                           ---------      ------------
                                                                          (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                $   6,223       $  22,834
  Restricted cash                                                                929             920
  Accounts receivable, net of allowance for doubtful
     accounts of $4,744 in 1998 and $4,936 in 1997                            22,767          17,061
  Inventories                                                                  2,445           2,125
  Prepaid expenses and other current assets                                    2,225           2,631
                                                                           ---------       ---------
      Total current assets                                                    34,589          45,571

Property and equipment, net                                                   48,924          48,237
Location contracts, net                                                       22,932          23,936
Intangible assets, net                                                           633             824
Goodwill, net                                                                  8,900           4,084
Deferred income taxes                                                          3,407           3,407
Other assets, net                                                              4,972           5,258
                                                                           ---------       ---------
     Total assets                                                          $ 124,357       $ 131,317
                                                                           =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt                   $     210       $     634
  Current portion of obligations under capital leases                            510             536
  Accounts payable and accrued expenses                                       23,506          22,722
  Accrued interest payable                                                     5,633           5,702
  Income and other taxes payable                                               2,844           2,844
                                                                           ---------       ---------
     Total current liabilities                                                32,703          32,438

Notes payable and long-term debt                                             100,000         100,000
Obligations under capital leases                                                 947             275
                                                                           ---------       ---------
     Total liabilities                                                       133,650         132,713
                                                                           ---------       ---------

Commitments and contingencies                                                     --              --

Redeemable Preferred Stock:
  Cumulative convertible preferred stock; Series C,
    $.01 par value; 160 shares authorized; 150 shares
    issued and outstanding, $100 per share liquidation value                  13,790          13,711
  Preferred stock dividends payable                                            3,432           2,573
                                                                           ---------       ---------
      Total preferred stock                                                   17,222          16,284
                                                                           ---------       ---------

Common shareholders' deficit:
  Preferred stock; $.01 par value; 4,240 shares authorized; none
     issued and outstanding                                                       --              --
  Convertible preferred stock; Series B, $.01 par value;
     600 shares authorized; none issued and outstanding                           --              --
  Common stock; $.01 par value; 75,000 shares authorized;
     16,212 shares in 1998 and 16,209 shares in 1997 issued
     and  outstanding                                                            162             162
  Capital in excess of par value                                              58,360          59,291
  Accumulated deficit                                                        (82,522)        (75,108)
  Accumulated other comprehensive loss                                        (2,515)         (2,025)
                                                                           ---------       ---------
     Total common shareholders' deficit                                      (26,515)        (17,680)
                                                                           ---------       ---------
     Total liabilities less shareholders' deficit                          $ 124,357       $ 131,317
                                                                           =========       =========



The accompanying notes are an integral part of these financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   FOR THE THREE MONTHS ENDED
                                                             JUNE 30,
                                                   ---------------------------
                                                      1998             1997
                                                   ----------       ----------
Revenues:
  Coin calls                                         $ 20,275       $ 19,293
  Non-coin calls                                        9,079         10,173
                                                     --------       --------
     Total revenues                                    29,354         29,466

Costs and expenses:
  Telephone charges                                     6,849          7,327
  Commissions                                           8,458          7,998
  Field service and collection                          5,491          4,914
  Depreciation and amortization                         5,624          5,352
  Selling, general and administrative                   3,061          2,926
                                                     --------       --------
      Total costs and expenses                         29,483         28,517
                                                     --------       --------
  Operating (loss) income                                (129)           949

Other expenses:
   Interest expense, net                                3,265          3,280
                                                     --------       --------

Loss from continuing operations
  before income taxes                                  (3,394)        (2,331)
Income taxes                                               --             --
                                                     --------       --------
Loss from continuing operations                        (3,394)        (2,331)


Loss from discontinued operations                          --           (620)
                                                     --------       --------
Net loss                                               (3,394)        (2,951)

Dividends and accretion on preferred stock               (636)          (302)
                                                     --------       --------
Net loss applicable to common shareholders           $ (4,030)      $ (3,253)
                                                     ========       ========

Loss per common share (basic and diluted):
   Loss from continuing operations                   $  (0.25)      $  (0.16)
   Loss from discontinued operations                       --          (0.04)
                                                     --------       --------
Net loss                                             $  (0.25)      $  (0.20)
                                                     ========       ========

Weighted average common shares outstanding             16,212         16,195
                                                     ========       ========







The accompanying notes are an integral part of these financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                     -----------------------
                                                       1998            1997
                                                     --------       --------
Revenues:
  Coin calls                                         $ 39,528       $ 37,233
  Non-coin calls                                       17,720         20,284
                                                     --------       --------
     Total revenues                                    57,248         57,517

Costs and expenses:
  Telephone charges                                    14,147         14,740
  Commissions                                          16,287         15,564
  Field service and collection                         10,568          9,660
  Depreciation and amortization                        11,102         10,608
  Selling, general and administrative                   6,063          5,861
                                                     --------       --------
      Total costs and expenses                         58,167         56,433
                                                     --------       --------
  Operating (loss) income                                (919)         1,084

Other expenses:
   Interest expense, net                                6,495          6,628
                                                     --------       --------

Loss from continuing operations
  before income taxes                                  (7,414)        (5,544)
Income taxes                                               --             --
                                                     --------       --------
Loss from continuing operations                        (7,414)        (5,544)


Loss from discontinued operations                          --         (1,305)
                                                     --------       --------
Net loss                                               (7,414)        (6,849)

Dividends and accretion on preferred stock               (937)          (603)
                                                     --------       --------
Net loss applicable to common shareholders           $ (8,351)      $ (7,452)
                                                     ========       ========

Loss per common share (basic and diluted):
   Loss from continuing operations                   $  (0.52)      $  (0.38)
   Loss from discontinued operations                       --          (0.08)
                                                     --------       --------
Net loss                                             $  (0.52)      $  (0.46)
                                                     ========       ========

Weighted average common shares outstanding             16,212         16,195
                                                     ========       ========





The accompanying notes are an integral part of these financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                          FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           -----------------------
                                                                             1998           1997
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $ (7,414)      $ (6,849)
   Adjustments to reconcile net loss to net cash (used in)
         Provided by operating activities:
   Depreciation and amortization                                             11,102         10,608
   Amortization of deferred financing costs                                     393            510
   Changes in operating assets and liabilities:
         Accounts receivable                                                 (5,706)        (7,247)
         Inventories                                                            (49)           560
         Prepaid expenses and other current assets                              406             36
         Other assets                                                          (596)           219
         Accounts payable and accrued expenses                                  784          1,457
         Accrued interest payable                                               (69)             8
         Income and other taxes payable                                          --            (32)
         Net effect of discontinued operations and assets
          held for sale                                                         --          1,350
                                                                           --------       --------
   Net cash (used in) provided by operating activities                       (1,149)           620

CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions                                          (1,670)        (1,941)
   Proceeds from sale of assets                                                  --            233
   Payments for acquisition of Indiana Telcom assets                        (11,317)            --
   Payments for certain contracts                                            (1,598)        (2,234)
   Restricted cash                                                               (9)          (886)
                                                                           --------       --------
   Net cash used in investing activities                                    (14,594)        (4,828)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                                        (424)          (285)
   Principal payments under capital lease obligations                          (451)          (641)
   Exercise of stock options and warrants                                         7              2
                                                                           --------       --------
   Net cash used in financing activities                                       (868)          (924)
                                                                           --------       --------

   Net decrease in cash and cash equivalents                                (16,611)        (5,132)
   Cash and cash equivalents at beginning of period                          22,834         12,556
                                                                           --------       --------
   Cash and cash equivalents at end of period                              $  6,223       $  7,424
                                                                           ========       ========







The accompanying notes are an integral part of these financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


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

The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 as set forth in the Company's 1997 Annual Report on Form 10-K.


NOTE 2 - INVESTMENTS AND OTHER COMPREHENSIVE LOSS

Investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS 115"). The Company's investment in Global Telecommunications Solutions, Inc. ("GTS") is classified as "available for sale" and reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of shareholders' deficit. The Company's investment in GTS common stock at June 30, 1998 was approximately $0.6 million, net of approximately $2.5 million of unrealized losses.

As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or shareholders' deficit. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which, prior to adoption, were reported separately in shareholders' deficit, to be included in other comprehensive loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.



The components of the comprehensive loss are as follows:

                                         FOR THE THREE MONTHS
                                             ENDED JUNE 30,
                                         ---------------------
                                           1998          1997
                                         -------       -------
Net loss ..........................      $(3,394)      $(2,951)
Unrealized loss on investment .....         (617)         (682)
                                         -------       -------
Comprehensive loss ................      $(4,011)      $(3,633)
                                         =======       =======

                                          FOR THE SIX MONTHS
                                             ENDED JUNE 30,
                                         ---------------------
                                           1998         1997
                                         -------       -------
Net loss ..........................      $(7,414)      $(6,849)
Unrealized (loss) gain on
 investment .......................         (490)          554
                                         -------       -------
Comprehensive loss ................      $(7,904)      $(6,295)
                                         =======       =======

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


NOTE 3 - EARNINGS PER SHARE

For the quarter and six months ended June 30, 1998 and 1997, the treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. The following table summarizes the loss from continuing operations and the weighted average number of shares outstanding used in the computation of loss from continuing operations per common share in accordance with SFAS No. 128, EARNINGS PER SHARE.

                                                                       FOR THE THREE MONTHS
                                                                          ENDED JUNE 30,
                                                                     -----------------------
                                                                       1998          1997
                                                                     --------       --------
Loss from continuing operations ...............................      $ (3,394)      $ (2,331)
         Deduct:
         Cumulative preferred stock dividend requirement ......          (263)          (263)
         Cumulative adjustment for preferred stock
           dividend compounding ...............................          (334)            --
         Preferred stock issuance cost accretion ..............           (39)           (39)
                                                                     --------       --------

         Loss from continuing operations
           applicable to common shareholders ..................      $ (4,030)      $ (2,633)
                                                                     ========       ========

         Weighted average common shares outstanding ...........        16,212         16,195
                                                                     ========       ========

         Basic and diluted loss per share .....................      $  (0.25)      $  (0.16)
                                                                     ========       ========



                                                                       FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                     -----------------------
                                                                       1998           1997
                                                                     --------       --------
Loss from continuing operations ...............................      $ (7,414)      $ (5,544)
         Deduct:
         Cumulative preferred stock dividend requirement ......          (525)          (525)
         Cumulative adjustment for preferred stock
           dividend compounding ...............................          (334)            --
         Preferred stock issuance cost accretion ..............           (78)           (78)
                                                                     --------       --------

         Loss from continuing operations
           applicable to common shareholders ..................      $ (8,351)      $ (6,147)
                                                                     ========       ========

         Weighted average common shares outstanding ...........        16,212         16,195
                                                                     ========       ========

         Basic and diluted loss per share from continuing
            operations ........................................      $  (0.52)      $  (0.38)
                                                                     ========       ========


Diluted loss per share is equal to basic loss per share since the conversion of preferred shares and the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)





NOTE 4 - LONG-TERM DEBT


During June 1998, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement which modified the Company's financial covenants in the Company's $20 million credit facility with Creditanstalt Corporate Finance, Inc. (formerly known as "Creditanstalt-Bankverein) (the "Credit Facility") as of June 30, 1998. The interest rate on balances outstanding under the Credit Facility varies based upon the leverage ratio maintained by the Company. Outstanding principal balances are due in full in the year 2000. Interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily available balance of the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and contains certain covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends. At June 30, 1998, the Company had no amounts borrowed under the Credit Facility and was in compliance with the financial covenants.

NOTE 5 - INCOME TAXES

For the three and six months ended June 30, 1998, the Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.3 and $2.8 million, respectively. Valuation allowances were provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.


NOTE 6 - LOSS FROM DISCONTINUED OPERATIONS

In the fourth quarter of 1997, the Company sold the operating assets of its inmate telephone division. The accompanying Consolidated Statement of Operations for the three and six months ended June 30, 1997 and the Consolidated Statement of Cash Flows for the six months ended June 30, 1997 have been restated to present results of the former inmate telephone division as discontinued operations. For the three months and six months ended June 30, 1997, the Company reported approximately $0.6 million and $1.3 million in losses from discontinued operations, respectively.


NOTE 7 - ACQUISITION OF INDIANA TELCOM CORPORATION

On January 12, 1998, the Company acquired the operating assets of Indiana Telcom Corporation for approximately $11.3 million in cash. The acquisition was accounted for as a purchase, and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying fair values. The allocation of the purchase price is preliminary, pending finalization of appraisals and other estimates. The excess of the purchase price over the fair value of net assets acquired of $5.6 million was recorded as goodwill and is being amortized over 5 years.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


NOTE 8 - MERGER AGREEMENT WITH DAVEL COMMUNICATIONS GROUP

On July 5, 1998, the Company entered into a definitive merger agreement with Davel Communications Group, Inc. and Davel Holdings, Inc. (collectively "Davel"). Under the terms of the agreement, which has been approved by the Board of Directors of each company, holders of common stock of the Company will receive 0.235 of a share of Davel common stock for each outstanding share of Company common stock and the Company will become a wholly owned subsidiary of Davel (the "Merger").

The transaction, which is intended to close in the fourth quarter of 1998, is subject to the approval of the shareholders of both companies, receipt of required regulatory approvals and other customary conditions. Consummation of the Merger is conditioned on its eligibility for pooling-of-interests accounting treatment. The transaction is also subject to conversion of the Company's Series C Cumulative Convertible Preferred Stock into common stock and receipt by Davel of financing for, and successful consummation of, a cash tender offer for the Company's 12 1/4% Senior Notes due 2002 (the "Senior Notes"), pursuant to which a minimum of 85% of the aggregate outstanding principal amount of $100 million shall have been tendered. Davel plans to refinance the Senior Notes through a combination of high yield debt and a senior credit facility. No assurance can be given that all of the conditions for the consummation of the proposed Merger will be satisfied.

As of June 30, 1998, the Company had incurred approximately $0.6 million in accounting, legal and advisory costs relating to the pending business combination. These costs have been recorded in other assets on the Company's Consolidated Balance Sheet and will be recognized in results of operations upon the consummation of the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis compares the quarter and six months ended June 30, 1998 to the quarter and six months ended June 30, 1997 and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with Management's Discussion and Analysis appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Statements in Management's Discussion and Analysis relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: the impact of competition, especially in a deregulated environment (including the ability of the Company to implement higher market-based rates for local coin calls and compete against other telecommunications services, such as wireless), uncertainties with respect to the implementation and effect of the Telecommunications Act of 1996, including any new rule-making by the Federal Communications Commission ("FCC") or litigation which may seek to modify or overturn the FCC orders implementing such act or portions thereof, particularly in the area of Dial-Around Compensation, as defined below, the ongoing ability of the Company to deploy its public payphones in favorable locations, the Company's ability to continue to implement operational improvements, the ability of the Company to efficiently integrate acquisitions of other telephone companies and the Company's ability to consummate the planned business combination with Davel Communications Group, Inc. Such factors and others are set forth more fully in the Company's 1997 Annual Report on Form 10-K and the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

OVERVIEW

         On January 12, 1998, the Company acquired the operating assets of Indiana Telcom Corporation ("Indiana Telcom") for approximately $11.3 million in cash. This transaction added approximately 2,600 public pay telephones, located primarily in Indiana and adjacent Midwestern states, and was largely financed with the proceeds from the sale of the Company's inmate division assets in December 1997.

         On July 5, 1998, the Company entered into a definitive merger agreement with Davel Communications Group, Inc. and Davel Holdings, Inc. (collectively "Davel"). Under the terms of the agreement, which has been approved by the Board of Directors of each company, holders of common stock of the Company will receive 0.235 of a share of Davel common stock for each outstanding share of Company common stock and the Company will become a wholly owned subsidiary of Davel (the "Merger").

         The transaction, which is intended to close in the fourth quarter of 1998, is subject to the approval of the shareholders of both companies, receipt of required regulatory approvals and other customary conditions. Consummation of the Merger is conditioned on its eligibility for pooling-of-interests accounting treatment. The transaction is also subject to conversion of the Company's Series C Cumulative Convertible Preferred Stock into common stock and receipt by Davel of financing for, and successful consummation of, a cash tender offer for the Company's 12 1/4% Senior Notes due 2002 (the "Senior Notes"), pursuant to which a minimum of 85% of the aggregate outstanding principal amount of $100 million shall have been tendered. Davel plans to refinance the Senior Notes through a combination of high yield debt and a senior credit facility. No assurance can be given that all of the conditions necessary for the consummation of the proposed Merger will be satisfied. The Company's merger with Davel is independent of and not contingent on consummation of Davel's proposed merger with PhoneTel Technologies, Inc.

         As of June 30, 1998, the Company had incurred approximately $0.6 million in accounting, legal and advisory costs relating to the pending business combination. These costs have been recorded in other assets on the Company's Consolidated Balance Sheet and will be recognized in results of operations on consummation of the Merger.

 REVENUES

         The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 69.1% and 65.5% of total revenues for the quarters ended June 30, 1998 and 1997, respectively, and 69.0% and 64.7% of total revenues for the six months ended June 30, 1998 and 1997, respectively. Coin revenue increased 5.1% to $20.3 million during the quarter ended June 30, 1998, and increased approximately 6.2% to $39.5 million for the six months ended June 30, 1998, as compared to the same periods in 1997. The Company's average installed public pay telephone base was approximately 42,700 phones and 38,600 phones for the six month periods ended June 30, 1998 and 1997, respectively. Coin revenue on a per phone basis decreased by 4.8% and 3.8% for the quarter and the six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The decrease in coin revenue on a per phone basis is primarily attributable to the higher than expected call suppression resulting from the implementation of higher market-based local calling rates following local coin rate deregulation. The Company believes that the magnitude of the call suppression should decrease as public pay phone consumers become accustomed to the market-based local coin rates, although there can be no assurances that this will occur. The Company also believes that the decrease is the result of, among other things, the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and the operation of more public pay telephones in close proximity to the Company's telephones.

         A significant portion of the Company's revenues is derived from compensation mandated by the FCC under the Telecommunications Act of 1996 for access code and 1-800 subscriber calls ("Dial-Around Compensation"). In accordance with the FCC's initial orders thereunder, the Company recorded Dial-Around Compensation at the rate of $45.85 per pay phone per month (an assumed 131 calls multiplied by $0.35 per call) during the first and second quarters of 1997. As a result of court challenges, the FCC modified this rate during the fourth quarter of 1997 to $0.284 per call for per call compensation from October 7, 1997 forward. The FCC also tentatively concluded that the same $0.284 per call rate should govern compensation obligations during the period from November 7, 1996 through October 6, 1997 and that the allocation method between long-distance carriers would be determined in a separate order. The Company recorded the net effect of this rate change as a Provision for Dial-Around Compensation Adjustment in the third quarter of 1997. For the period from November 7, 1996 through October 6, 1997, the Company has collected approximately $10.1 million from carriers for Dial-Around Compensation. At June 30, 1998, the Company's accounts receivable include approximately $6.3 million of accrued revenue for Dial-Around Compensation from this period which will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC. See "Business - Public Pay Telephone Industry Overview", "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Dial-Around Compensation Adjustment" appearing in the Company's Form 10-K for the year ended December 31, 1997 for a more complete discussion.

         Non-coin revenue, in addition to Dial-Around Compensation, is derived from calling card calls, credit card calls, collect calls and third-party billed calls placed from the Company's public pay telephones. The Company currently uses AT&T and Sprint to act as its primary national operator service providers. When the call is completed through the third-party operator service provider, the Company records as revenue the amount it receives from the third-party operator service provider which represents a negotiated percentage of the total amount the caller pays for the call.

         The Company is continuing to experience a shift in call traffic from operator service calls, for which the Company receives a percentage of the revenue generated by those calls, to access code calls for which the Company receives a flat rate per phone or per call Dial-Around Compensation amount. Due to aggressive advertising campaigns by long-distance companies promoting the use of access code calls, the Company believes that the decrease in non-coin revenue due to the changes in call traffic patterns is likely to continue. Subject to possible changes resulting from the appeal of the FCC's Dial-Around Compensation orders, these decreases in non-coin revenue are currently being offset to some extent by changes in the amount of compensation due to the Company for Dial-Around Compensation.

         Non-coin revenue represented approximately 30.9 % and 34.5% of total revenues for the quarters ended June 30, 1998 and 1997, respectively, and approximately 31.0% and 35.3% for the six months ended June 30, 1998 and 1997, respectively. For the quarter ended June 30, 1998, revenues from non-coin calls decreased 10.8%, to approximately $9.1 million, compared to the quarter ended June 30, 1997. For the six months ended June 30, 1998 and 1997, non-coin revenues decreased 12.6%, to approximately $17.7 million from $20.3 million. These decreases were primarily attributable to the decrease in the rate for Dial-Around Compensation as noted above. After adjusting for the rate change for Dial-Around Compensation from $0.35 to $0.284 per call, revenues for the six months ended June 30, 1997 would have been $2.0 million lower than originally reported and revenues for the quarter ended June 30, 1997 would have been $1.0 million lower than originally reported. Using these adjusted figures, non-coin revenues in the first six months of 1998 would have been approximately $0.5 million, or 2.9%, lower than for the first six months of 1997 and non-coin revenues for the quarter ended June 30, 1998 would have been approximately $0.1 million, or 0.9%, lower than for the quarter ended June 30, 1997, primarily due to the lower revenue per call received by the Company for dial-around calls compared to operator service calls.


OPERATING EXPENSES

         Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges paid to Local Exchange Carriers which include the costs of basic service and transport of local coin calls, long-distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to property owners for revenues generated by the Company's telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipts and certain other taxes, corporate travel and entertainment and various other expenses. Total operating expenses were approximately 81.3% and 78.6% of total revenues for the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, total operating expenses were 82.2% of total revenue as compared to 79.7% for the same period in 1997.

         Telephone charges decreased as a percentage of total revenues to 23.4% for the quarter ended June 30, 1998, compared to 24.9% for the same period in 1997. For the six months ended June 30, 1998 and 1997, telephone charges were 24.7% and 25.6% of total revenues, respectively. The Company continues to experience decreased telephone charges as a result of regulatory changes and competition within the local/intraLATA service market.

         Commissions as a percentage of total revenues for the three months ended June 30, 1998 increased to approximately 28.8% as compared to 27.1% for the same period of the prior year. For the six months ended June

30, 1998 and 1997, commissions were approximately 28.4% and 27.1% of total revenues, respectively. The increase in commissions as a percentage of revenues for the three months and six months ended June 30, 1998 and 1997 was primarily attributable to increased commission rates for new and renewed contracts.

         Field service and collection expenses as a percentage of total revenues were 18.7% and 16.7% for the second quarters of 1998 and 1997, respectively, and 18.5% and 16.8% for the six months ended June 30, 1998 and 1997, respectively. Field service and collection expenses increased as a percent of revenue primarily as a result of the higher amount recorded for Dial-Around Compensation revenue in the first six months of 1997, as discussed above. Field service and collection expenses increased approximately 11.8%, to approximately $5.5 million for the second quarter of 1998, as compared to the same period in 1997 and approximately 9.4%, to approximately $10.6 million for the six months ended June 30, 1998, as compared to the same period in 1997, due to the increase in the average number of phones. Field service and collection expenses on a per phone basis decreased by approximately 1.0% for the six months ended June 30, 1998 as compared to the same period in the prior year as a result of certain initiatives intended to achieve operational efficiencies.

         Selling, general and administrative expenses were slightly higher at approximately $3.1 million and $2.9 million for the second quarter of 1998 and 1997, respectively, and $6.1 million and $5.9 million for the six months ended June 30, 1998 and 1997, respectively.

DEPRECIATION AND AMORTIZATION

         Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life for public pay telephones. Amortization is primarily based on acquisition costs including location contracts, goodwill, non-competition provisions, signing bonuses and sales commissions which are calculated on a straight-line method using estimated useful lives ranging from three to twenty years. Depreciation and amortization increased to $5.6 million for the quarter ended June 30, 1998, compared to $5.4 million for the same period in 1997. For the six months ended June 30, 1998 and 1997, depreciation and amortization expense was approximately $11.1 million and $10.6 million, respectively. These increases are primarily attributable to additional depreciation and amortization expenses related to the Indiana Telcom acquisition and to the renewal costs of location contracts.

INTEREST EXPENSE

         For the second quarter of 1998, net interest expense was approximately $3.3 million, which was the same as interest expense in the same quarter in 1997. For the first six months of 1998, net interest expense remained consistent with net interest expense in the same period of 1997, at approximately $6.5 million and $6.6 million, respectively.

BENEFIT FROM INCOME TAXES

         The Company currently records valuation allowances for 100% of the deferred tax assets generated from operating losses. The Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.3 million and $2.8 million for the three and six months ended June 30, 1998.

NET LOSS

         Net loss for the three months ended June 30, 1998 was approximately $3.4 million as compared to $3.0 million for the first quarter of 1997. After adjusting for the rate change for Dial-Around Compensation, 1997's second quarter net loss would have been approximately $0.8 million greater. Using this adjusted figure for comparison, the net loss for the second quarter of 1998 would have been approximately $0.4 million, or 9.8%, lower than the second quarter of 1997. For the six months ended June 30, 1998 and 1997, the Company had net losses of approximately $7.4 million and $6.8 million, respectively. After adjusting for the rate change for Dial-Around Compensation, 1997's six month net loss would have been approximately $1.6 million greater. Using this adjusted figure for comparison, the net loss for the first six months of 1998 would have been approximately $1.1 million, or 12.5%, lower than the first six months of 1997.

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

         EBITDA from continuing operations was approximately $5.5 million for the quarter ended June 30, 1998, compared to $6.3 million for the same period in 1997. After adjusting for the rate change for Dial-Around Compensation, 1997's second quarter EBITDA would have been approximately $5.5 million. Using this adjusted figure, EBITDA for the second quarter of 1998 would have been the same as the second quarter of 1997. For the six months ended June 30, 1998 and 1997, the Company reported EBITDA from continuing operations of approximately $10.2 million and $11.7 million, respectively. After adjusting for the rate change for Dial-Around Compensation, 1997's six month EBITDA would have been approximately $1.6 million less. Using this adjusted figure for comparison, EBITDA for the first six months of 1998 would have been approximately $0.1 million, or 1.2%, higher than for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter of 1998, the Company continued to finance its operations from current and prior period operating cash flow. For the six months ended June 30, 1998, the Company's operating cash flow was $(1.1) million compared to $0.6 million for the same period in 1997, due primarily to a higher net loss and an increase in other assets related to costs incurred in connection with the Merger. Accounts receivable, primarily due from carriers for Dial-Around Compensation, increased during the six months ended June 30, 1998, primarily due to payment delays as carriers implemented new payment systems for per-call compensation under the FCC's Dial-Around Compensation orders. Subsequent to June 30, the Company has received approximately $6.1 million in Dial-Around Compensation payments from various carriers with respect to fourth quarter 1997 and first quarter 1998 obligations. The allowance for doubtful accounts decreased by approximately $0.2 million, primarily as a result of the write-off of a portion of uncollectible inmate division accounts, offset somewhat by an increase in the allowance for uncollectible Dial-Around Compensation receivables.

         The Company's net working capital was approximately $1.9 million, with a current ratio of 1.1 to 1.0, at June 30, 1998. This compares with a net working capital of $13.1 million at December 31, 1997. The Company used $11.3 million of cash in January, 1998 to acquire the assets of Indiana Telcom.

         Under terms of the Company's Series C Cumulative Convertible Preferred Stock Agreement, the Preferred Stock cumulates dividends at an annual rate of 7%. The dividends are payable in cash, or, at the Company's option during the first three years, will cumulate. The Company's Indenture Agreement for its Senior Notes due 2002 allows cash payment of these dividends only in the event that the Company's fixed charge coverage ratio exceeds a certain value. As of June 30, 1998, the fixed charge coverage ratio did not exceed that value. As a result, and as permitted under the Preferred Stock Agreement, these dividends will continue to cumulate, until the Company's fixed charge coverage ratio exceeds that value.

         During June, 1998, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement modifying certain financial covenants. At June 30, 1998, the Company was in compliance with the amended covenants and had no amounts borrowed under this $20 million credit facility.

         Based upon current expectations, the Company believes that cash flow from operations, together with amounts which may be borrowed under the amended credit facility, will be adequate for it to meet its working capital requirements, pursue its business strategy and service its obligations with respect to its 12 1/4% Senior Notes, although there can be no assurances that it will be able to do so. The preceding forward looking information is subject to a variety of factors and uncertainties, including the impact of competition on the Company's operations, the ultimate implementation and effect of the Telecommunications Act of 1996, the collectibility of amounts owed for Dial-Around Compensation and the ongoing ability of the Company to deploy its phones in favorable locations and to continue to implement operational improvements.

Part II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on June 16, 1998, the shareholders of the Company voted to re-elect Jody Frank, Robert E. Lund and E. Craig Sanders as Directors of the Company.

     The number of the votes cast for or withheld, and the number of broker non-votes, with respect to each of the nominees were as follows:

NOMINEE                   FOR         AGAINST          WITHHOLD AUTHORITY         ABSTENTIONS      BROKER NON-VOTES
-------                   ---         -------          ------------------         -----------      ----------------

Jody Frank             17,327,287       --                     87,365                 --                   --
Robert E. Lund         17,328,881       --                     85,771                 --                   --
E. Craig Sanders       17,278,331       --                    136,221                 --                   --



     The holders of the Company's Series C Cumulative Convertible Preferred Stock ("Preferred Stock") are entitled to elect two members of the Company's five member Board of Directors. Mr. Charles J. Delaney and Mr. Justin S. Maccarone, who were incumbent Directors, were re-elected by the holders of the Preferred Stock on June 16, 1998 and continue as Directors. The Preferred Stock is entitled to vote on all matters submitted to the shareholders for a vote together with the holders of the Company's Common Stock voting as a single class with each share of Preferred Stock entitled to one vote for each share of Common Stock issuable upon conversion.

ITEM 5. OTHER INFORMATION

     On July 5, 1998, the Company entered into a definitive Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Davel pursuant to which the Company would become a subsidiary of Davel and the holders of the outstanding common stock of the Company would receive 0.235 of a share of Davel common stock for each outstanding share of the Company's common stock. The exchange ratio is fixed and not subject to adjustment. Consummation of the merger is conditioned on a number of factors, including its approval by shareholders of both the Company and Davel, its eligibility for pooling-of-interests accounting treatment and the receipt of regulatory approvals, including termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     In addition to, and in connection with the Merger Agreement, the Company entered into a number of ancillary agreements. These agreements are more fully explained in the Company's current report on Form 8-K filed July 15, 1998 and filed as exhibits thereto. The foregoing is a summary only and is qualified in its entirety by reference to the Company's report on Form 8-K filed July 15, 1998.

     Any proxy received by the Company in connection with the 1999 Annual Meeting may confer discretionary authority to vote on any shareholder proposal not received by the Company by March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT              DESCRIPTION
-------              -----------

2.2                  Agreement and Plan of Merger and Reorganization dated as of July 5, 1998 by and among
                     Davel Holdings, Inc., Davel Communications Group, Inc. and the Company.*

4.6                  Fourth Amendment dated June 30, 1998 to the Fourth Amended and Restated Loan and
                     Security Agreement between the Company and Creditanstalt Corporate Finance, Inc.
                     (formerly known as Creditanstalt-Bakverein).

10.16                Corporate Governance, Liquidity and Voting Agreement by and among UBS Capital II
                     LLC, Davel Communications Group, Inc., Davel Holdings, Inc. and the Company dated as of July 5, 1998.*

10.17                Termination Option Agreement dated as of July 5, 1998 by and among Davel
                     Communications Group, Inc. and the Company.*

10.18                Voting Agreement dated as of July 5, 1998 by and between the Company and Mr. David R.
                     Hill.*

10.19                Voting Agreement dated as of July 5, 1998 by and between the Company and Samstock,
                     L.L.C.*

10.20                Employment Agreement dated as of June 26, 1998 between the Company and Larry Ellman.

27                   Financial Data Schedule (for SEC use only)

*                    Incorporated herein by reference to the Company's Current Report on Form 8-K filed July
                     15, 1998. (File No. 0001-12443)



(b) Reports on Form 8-K:

                     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEOPLES TELEPHONE COMPANY, INC.
                                    REGISTRANT


Date:    August 14, 1998            /s/ WILLIAM A. BAUM
                                    -------------------------------------
                                    William A. Baum
                                    On behalf of the registrant and as
                                    Chief Financial Officer

                                 EXHIBIT INDEX




EXHIBITS



4.6 Fourth Amendment dated June 30, 1998 to the Fourth Amended and Restated Loan and Security Agreement between the Company and Creditanstalt Corporate Finance, Inc. (formerly known as Creditanstalt-Bankverein).

10.20 Employment Agreement dated as of June 26, 1998 between the Company and Larry Ellman.

27           Financial Data Schedule (for SEC use only)