Form 10-K/A
period 1997-12-31
PEOPLES TELEPHONE COMPANY INC
filed 1998-11-09
CIK 819694

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

                2300 NORTHWEST 89TH PLACE, MIAMI, FLORIDA 33172
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

Part II, Item 6 of the Form 10-K for the fiscal year ended December 31, 1997 is amended in its entirety to read as follows:

PART II

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


                                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------------------
                                                                        1997         1996         1995         1994         1993
                                                                     ---------    ---------    ---------    ---------    ---------
                                                                                 (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

REVENUES:
Coin calls ......................................................    $  76,449    $  77,389    $  78,353    $  79,392    $  56,607
Non-coin calls (1) ..............................................       35,786       29,617       33,887       35,566       23,301
Service and other ...............................................           --           --          122        1,615        1,809
                                                                     ---------    ---------    ---------    ---------    ---------
Total  revenues .................................................      112,235      107,006      112,362      116,573       81,717

COSTS AND EXPENSES:
  Telephone charges .............................................       29,310       30,107       35,582       43,716       20,714
  Commissions (1) ...............................................       29,656       28,250       27,599       23,565       17,585
  Field service and collection ..................................       19,598       19,130       21,134       18,608       11,994
  Depreciation and amortization .................................       21,304       20,466       19,180       18,337       12,958
  Selling, general and administrative ...........................       13,023       12,491       11,160       13,044        7,368
  Other operating (income) expense ..............................           --       (1,500)       6,177           --           --
                                                                     ---------    ---------    ---------    ---------    ---------
Total costs and expenses ........................................      112,891      108,944      120,832      117,270       70,619
                                                                     ---------    ---------    ---------    ---------    ---------
  Operating (loss) profit .......................................         (656)      (1,938)      (8,470)        (697)      11,098
                                                                     ---------    ---------    ---------    ---------    ---------

OTHER (INCOME) AND EXPENSES:
  Interest expense, net .........................................       13,106       12,875       10,355        7,516        3,065
  Loss from operations of prepaid calling card and
    international telephone centers .............................           --           --           --        1,816        1,730
 (Gain) loss on disposal of prepaid calling card and
    international telephone centers .............................           --         (545)         566        3,690           --
                                                                     ---------    ---------    ---------    ---------    ---------
Total other (income) and expenses, net ..........................       13,106       12,330       10,921       13,022        4,795
                                                                     ---------    ---------    ---------    ---------    ---------

(Loss) income from continuing operations
    before income taxes and extraordinary item ..................      (13,762)     (14,268)     (19,391)     (13,719)       6,303
Benefit from (provision for) income taxes .......................           --           --          217        5,245       (2,374)
                                                                     ---------    ---------    ---------    ---------    ---------
Net (loss) income from continuing operations before
    extraordinary item ..........................................      (13,762)     (14,268)     (19,174)      (8,474)       3,929

Discontinued operations:
  Income (loss) from operations .................................       (2,418)      (1,724)         (19)      (2,599)       1,413
  Gain (loss) on disposition ....................................        4,510           --      (15,340)      (7,320)          --
                                                                     ---------    ---------    ---------    ---------    ---------
Gain (loss) from discontinued operations ........................        2,092       (1,724)     (15,359)      (9,919)       1,413
                                                                     ---------    ---------    ---------    ---------    ---------
Net (loss) income before extraordinary item .....................      (11,670)     (15,992)     (34,533)     (18,393)       5,342
Extraordinary item, net .........................................           --           --       (3,327)          --           --
                                                                     ---------    ---------    ---------    ---------    ---------
Net (loss) income ...............................................    $ (11,670)   $ (15,992)   $ (37,860)   $ (18,393)   $   5,342
                                                                     =========    =========    =========    =========    =========

                                                                                               DECEMBER 31,
                                                                     -------------------------------------------------------------
                                                                        1997         1996         1995         1994         1993
                                                                     ---------    ---------    ---------    ---------    ---------
                                                                                 (in thousands, except per share data)
Basic net (loss) income per common share:
Continuing operations ...........................................    $   (0.92)   $   (0.96)   $   (1.23)   $   (0.54)   $    0.31
Discontinued operations .........................................         0.13        (0.10)       (0.95)       (0.63)        0.11
Extraordinary item ..............................................           --           --        (0.20)          --           --
Basic net (loss) income per common share ........................    $   (0.79)   $   (1.06)   $   (2.38)   $   (1.17)   $    0.42
                                                                     =========    =========    =========    =========    =========
Diluted net (loss) income per common share:
Continuing operations ...........................................    $   (0.92)   $   (0.96)   $   (1.23)   $   (0.54)   $    0.27
Discontinued operations .........................................         0.13        (0.10)       (0.95)       (0.63)        0.10
Extraordinary item ..............................................           --           --        (0.20)          --           --
                                                                     ---------    ---------    ---------    ---------    ---------
Diluted net (loss) income per common share: .....................    $   (0.79)   $   (1.06)   $   (2.38)   $   (1.17)   $    0.37
                                                                     =========    =========    =========    =========    =========
Weighted average number of outstanding shares
    of Common stock:
    Basic .......................................................       16,198       16,188       16,091       15,713       12,700
    Diluted .....................................................       16,198       16,188       16,091       15,713       14,517

BALANCE SHEET DATA:
Working capital (deficit) .......................................    $  13,133    $   8,454    $  (3,700)   $  (2,421)   $     673
Total assets ....................................................      131,317      140,870      160,071      190,591      173,342
Long-term debt ..................................................      100,275      101,230      102,577       98,301       75,262
Mandatorily redeemable preferred stock ..........................       16,284       15,079       13,886           --           --
Shareholders' equity ............................................      (17,680)      (4,294)      14,288       48,715       65,333

------------
(1) Includes 1997 Dial-Around Compensation Adjustment. See Note 19 to the accompanying Consolidated Financial Statements.

Part II, Item 7 of the Form 10-K for the fiscal year ended December 31, 1997 is amended in its entirety to read as follows:

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


                                                                                                     PERCENTAGE POINT CHANGE
                                                                                                      ----------------------
                                                                  PERCENTAGE OF TOTAL REVENUES
                                                                     YEAR ENDED DECEMBER 31,            1997         1996
                                                               -----------------------------------    COMPARED     COMPARED
                                                                  1997         1996         1995       TO 1996      TO 1995
                                                               ---------    ---------    ---------    ---------    ---------
REVENUES:
  Coin calls ..............................................         68.1%        72.3%        69.7%        (4.2) pts.    2.6 pts.
  Non-coin calls (1) ......................................         31.9         27.7         30.2          4.2         (2.5)
  Service and other .......................................          0.0          0.0          0.1          0.0         (0.1)
                                                               ---------    ---------    ---------    ---------    ---------
      Total revenues ......................................        100.0        100.0        100.0          0.0          0.0
                                                               ---------    ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
  Telephone charges .......................................         26.1         28.1         31.7         (2.0)        (3.6)
   Commissions (1) ........................................         26.4         26.4         24.6          0.0          1.8
   Field service and collection ...........................         17.5         17.9         18.8         (0.4)        (0.9)
   Depreciation and amortization ..........................         19.0         19.1         17.1         (0.1)         2.0
   Selling, general and administrative ....................         11.6         11.7          9.9         (0.1)         1.8
   Other operating (income) expense .......................          0.0         (1.4)         5.5          1.4         (6.9)
                                                               ---------    ---------    ---------    ---------    ---------
      Total costs and expenses ............................        100.6        101.8        107.6         (1.2)        (5.8)
                                                               ---------    ---------    ---------    ---------    ---------
        Operating loss ....................................         (0.6)        (1.8)        (7.6)         1.2          5.8
                                                               ---------    ---------    ---------    ---------    ---------

OTHER (INCOME) AND EXPENSES:
   Interest expense, net ..................................         11.7         12.0          9.2         (0.3)         2.8
   (Gain) loss on disposal of prepaid calling card
       and international telephone centers ................          0.0         (0.5)         0.5          0.5         (1.0)
                                                               ---------    ---------    ---------    ---------    ---------
     Total other (income) and expenses, net ...............         11.7         11.5          9.7          0.2          1.8
                                                                            ---------    ---------    ---------    ---------
Loss from continuing operations before
      income taxes ........................................        (12.3)       (13.3)       (17.3)         1.0          4.0
Benefit from income taxes .................................          0.0          0.0          0.2          0.0         (0.2)
                                                               ---------    ---------    ---------    ---------    ---------
Net loss from continuing operations .......................        (12.3)%      (13.3)%      (17.1)%        1.0          3.8
                                                               =========    =========    =========    =========    =========

-------------
(1) Includes 1997 Dial-Around Compensation Adjustment. See Note 19 to the accompanying Consolidated Financial Statements.


                                                                                                                    CHANGE
                                                                                                            ----------------------
                                                                             PER PHONE PER MONTH
                                                                           YEAR ENDED DECEMBER 31,            1997          1996
                                                                     -----------------------------------     COMPARED     COMPARED
                                                                        1997         1996         1995       TO 1996      TO 1995
                                                                     ---------    ---------    ---------    ---------    ---------

Average number of phones ........................................       39,237       38,354       39,197          883         (843)

REVENUES:
  Coin calls ....................................................    $  162.37    $  168.15    $  166.58    $   (5.78)   $    1.57
  Non-coin calls (1) ............................................        76.00        64.35        72.04        11.65        (7.69)
  Service and other .............................................         0.00         0.00         0.26         0.00        (0.26)
                                                                     ---------    ---------    ---------    ---------    ---------
      Total revenues ............................................       238.37       232.50       238.88         5.87        (6.38)
                                                                     ---------    ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
   Telephone charges ............................................        62.25        65.41        75.65        (3.16)      (10.24)
   Commissions (1) ..............................................        62.98        61.38        58.68         1.60         2.70
   Field service and collection .................................        41.62        41.57        44.93         0.05        (3.36)
   Depreciation and amortization ................................        45.25        44.47        40.78         0.78         3.69
   Selling, general and administrative ..........................        27.66        27.14        23.73         0.52         3.41
   Other operating (income) expense .............................         0.00        (3.26)       13.13         3.26       (16.39)
                                                                     ---------    ---------    ---------    ---------    ---------
      Total costs and expenses ..................................       239.76       236.71       256.90         3.05       (20.19)
                                                                     ---------    ---------    ---------    ---------    ---------
      Operating loss ............................................        (1.39)       (4.21)      (18.02)        2.82        13.81
                                                                     ---------    ---------    ---------    ---------    ---------

OTHER (INCOME) AND EXPENSES:
   Interest expense, net ........................................        27.83        27.97        22.01        (0.14)        5.96
   (Gain) loss on disposal of prepaid calling card
    and international telephone centers .........................         0.00        (1.18)        1.20         1.18        (2.38)
                                                                     ---------    ---------    ---------    ---------    ---------
      Total other (income) and expenses, net ....................        27.83        26.79        23.21         1.04         3.58
                                                                     ---------    ---------    ---------    ---------    ---------
   Loss from continuing operations before
       incomes taxes ............................................       (29.22)      (31.00)      (41.23)        1.78        10.23
   Benefit from income taxes ....................................         0.00         0.00         0.46         0.00        (0.46)
                                                                     ---------    ---------    ---------    ---------    ---------
   Net loss from continuing operations ..........................    $  (29.22)   $  (31.00)   $  (40.77)   $    1.78    $    9.77
                                                                     =========    =========    =========    =========    =========

----------
(1) Includes 1997 Dial-Around Compensation Adjustment. See Note 19 to the accompanying Consolidated Financial Statements.

      The following tables summarize the Company's quarterly results of continuing operations (in thousands, except per share data):


                                                                                             1997 QUARTER ENDED
                                                                              ---------------------------------------------------
                                                                               MARCH 31      JUNE 30       SEPT.30        DEC.31
                                                                              ---------     ---------     ---------     ---------
REVENUES:
  Coin calls ....................................................             $  17,940     $  19,293     $  19,796     $  19,420
  Non-coin calls (1) ............................................                10,111        10,173         6,640         8,862
                                                                              ---------     ---------     ---------     ---------
  Total revenues ................................................                28,051        29,466        26,436        28,282

COSTS AND EXPENSES:
Telephone charges ...............................................                 7,413         7,327         7,484         7,086
Commissions (1) .................................................                 7,566         7,998         6,029         8,063
Field service and collection ....................................                 4,746         4,914         4,960         4,978
Depreciation and amortization ...................................                 5,256         5,352         5,376         5,320
Selling, general and administrative .............................                 2,935         2,926         3,592         3,570
Other ...........................................................                    --            --            --            --
                                                                              ---------     ---------     ---------     ---------
Total costs and expenses ........................................                27,916        28,517        27,441        29,017
                                                                              ---------     ---------     ---------     ---------
Operating (loss) profit .........................................                   135           949        (1,005)         (735)

OTHER INCOME AND EXPENSES:
Interest expense, net ...........................................                 3,348         3,280         3,192         3,286
Gain on disposal of prepaid calling
   card and international telephone centers .....................                    --            --            --            --
                                                                              ---------     ---------     ---------     ---------
Total other (income) and expenses, net ..........................                 3,348         3,280         3,192         3,286
                                                                              ---------     ---------     ---------     ---------

Net loss from continuing operations .............................             $  (3,213)    $  (2,331)    $  (4,197)    $  (4,021)
                                                                              =========     =========     =========     =========

---------------

(1) Includes 1997 Dial-Around Compensation Adjustment. See Note 19 to the accompanying Consolidated Financial Statements.


                                                                                             1996 QUARTER ENDED
                                                                              ---------------------------------------------------
                                                                               MARCH 31      JUNE 30       SEPT.30        DEC.31
                                                                              ---------     ---------     ---------     ---------
REVENUES:
  Coin calls ....................................................             $  18,141     $  19,995     $  20,093     $  19,160
  Non-coin calls ................................................                 7,588         6,868         6,717         8,444
                                                                              ---------     ---------     ---------     ---------
 Total revenues .................................................                25,729        26,863        26,810        27,604

COSTS AND EXPENSES:
Telephone charges ...............................................                 7,515         7,290         7,902         7,400
Commissions .....................................................                 6,800         7,222         6,984         7,244
Field service and collection ....................................                 4,530         4,753         4,872         4,975
Depreciation and amortization ...................................                 4,945         5,124         5,191         5,206
Selling, general and administrative .............................                 3,426         3,186         2,961         2,918
Other ...........................................................                    --            --        (1,500)           --
                                                                              ---------     ---------     ---------     ---------
Total costs and expenses ........................................                27,216        27,575        26,410        27,743
                                                                              ---------     ---------     ---------     ---------
Operating (loss) profit .........................................                (1,487)         (712)          400          (139)

OTHER INCOME AND EXPENSES:
Interest expense, net ...........................................                 3,263         3,130         3,257         3,225
Gain on disposal of prepaid calling
   card and international telephone centers .....................                  (545)           --            --            --
                                                                              ---------     ---------     ---------     ---------
Total other (income) and expenses, net ..........................                 2,718         3,130         3,257         3,225
                                                                              ---------     ---------     ---------     ---------

Net loss from continuing operations .............................             $  (4,205)    $  (3,842)    $  (2,857)    $  (3,364)
                                                                              =========     =========     =========     =========

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

                 The Company believes that the number of coin calls made at its public pay telephones may remain flat or decrease over time. The Company believes that, among other things, the decrease will primarily result from the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and the operation of more public pay telephones in closer proximity to the Company's telephones. The Company also believes that these decreases may be offset, over time, by increases in local coin call rates as a result of recent regulatory changes, although there can be no assurances. Effective October 7, 1997, the FCC deregulated local coin rates. See "Business
- Public Pay Telephone Industry Overview" and "- Regulation". During the fourth quarter of 1997, the Company increased the local call rate from $0.25 to $0.35 on approximately 50% of its payphones. An additional 35% were converted in January, 1998. Since implementing these local coin call increases, the Company has experienced a reduction in the number of coin calls on average from its pay telephones. While the Company believes that this call count suppression will improve, no assurances can be given in this regard.

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

                 Effective July 1, 1998, new FCC rules regarding Billed Party Preference require payphone operators to give payphone users the option of receiving a rate quote before a call is connected when making a O+ interstate call. These rules could reduce revenues earned by the Company on long-distance calls placed from payphones by encouraging more consumers to dial around the OSP utilized by the Company. The Company cannot currently assess what impact the new rules will have on its financial performance.

                 Dial-Around Compensation is included in non-coin revenue and is compensation paid to the Company for the use of its public pay telephones to access operator services providers other than the service provider selected by the Company and to originate "toll-free""1-800" or "1-888" calls. Under the terms of the Initial Payphone Orders, the Company recorded Dial-Around Compensation at $45.85 ($0.35 multiplied by an assumed 131 calls) per month per phone for the period from November 7, 1996 through June 30, 1997. The FCC, in its Remand Order of October 9, 1997, established a rate of $0.284 per call for Dial Around Compensation for the two year period from October 7, 1997 through October 6, 1999. From July 1, 1997 through October 6, 1997, the Company has recorded Dial-Around Compensation at $37.20 per phone ($0.284 multiplied by an assumed 131 calls). See "Provision for Dial-Around Compensation Adjustment" below for further information. From October 7, 1997 through year-end, the Company has based its compensation on an estimated number of calls (131) per payphone per month because actual call counts from the IXCs are not available until later in 1998. From October 7, 1997 forward, this amount may be adjusted for actual call counts provided by the IXCs. See "Business - Regulation".

                 As part of non-coin revenue, the Company recorded Dial-Around Compensation revenue of approximately $3.2 million for the period from November 7, 1996 through December 31, 1996 and approximately $17.2 million for the period from January 1, 1997 through December 31, 1997.

                 Revenue from non-coin calls increased by 20.8% to $35.8 million in 1997, compared to 1996. The increase was primarily attributable to the increased Dial-Around Compensation, offset by the decline in operator assisted calls. Non-coin revenue decreased by approximately 12.6% to $29.6 million in 1996 as compared to 1995. This decrease is primarily attributable to: (i) the method of recording revenue for certain non-coin calls as a result of the change to AT&T as the Company's primary national operator service provider; and (ii) the change in the Company's compensation structure under the AT&T contract.

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

                 Telephone charges decreased as a percentage of total revenues to 26.1% for the year ended December 31, 1997, compared to 28.1% for the same period in 1996 and 31.7% for the same period in 1995. The Company has experienced decreased telephone charges as a result of regulatory changes and emerging competition within the local/intraLATA service markets. In addition, the decrease in telephone charges can be partially attributed to a decline in the number of calls placed through the Company's private label operator service program. The Company paid the costs incurred to transmit, bill, collect and validate the call when the call was completed through its private label operator services. The Company incurred no such costs when a third-party operator service provider such as AT&T or Sprint completed the call.

                 Commissions expense remained relatively consistent as a percentage of total revenues in 1997 compared with 1996. However, during the third quarter of 1997, the Company renegotiated its contract terms under a joint venture with AT&T for providing pay telephones at Atlanta's Hartsfield International Airport and recorded other adjustments which in total reduced commissions expense by approximately $2.0 million. Excluding these adjustments, commissions expense as a percent of total revenues would have been 28.2% in 1997 compared to 26.4% in 1996. This increase in commissions as a percentage of revenues from 1996 to 1997 as well as from 1996 as compared to 1995 was primarily attributable to: (i) higher commission rates for new and renewed contracts due to increasing competition in the public pay telephone markets; and (ii) the reduced revenue base due to the method of recording revenue for certain non-coin calls as a result of the change to AT&T and Sprint as the Company's primary national operator service providers. Additionally, the Company adjusted commission expense in the third quarter of 1997 by approximately $0.5 million as part of the provision for dial-around compensation adjustment discussed more fully below.

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

                 Selling, general and administrative expenses remained relatively consistent at approximately 11.6%, and 11.7% as a percentage of revenues for the years ended December 31, 1997 and 1996, compared to 9.9% in 1995. The increase from 1995 to 1996 and 1997 relates primarily to settlements of employment agreements with former executives, increases in insurance premiums and the salaries associated with the hiring of an internal sales force.

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

                 Based on the FCC's tentative conclusion in the Remand Order, the Company has adjusted the amounts of Dial-Around Compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by an assumed 131 calls). As a result of this adjustment, the Company recorded a net provision in the third quarter of 1997 for reduced Dial-Around Compensation of approximately $2.1 million ($0.13 per share), consisting of a reduction in non-coin revenue of approximately $2.6 million and a reduction in commissions expense of approximately $0.5 million. For the period from July 1, 1997 through October 6, 1997, the Company has recorded Dial-Around Compensation at the rate of $37.20 per payphone per month. The amount of Dial-Around Compensation recognized in the period from July 1, 1997 through October 6, 1997 is approximately $4.7 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

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

LIQUIDITY AND CAPITAL RESOURCES

                 During the year ended December 31, 1997, the Company financed its operations primarily from operating cash flow. The Company's operating cash flow was $7.0 million in 1997 compared to $6.0 million in 1996 and $12.0 million in 1995.

                 The Company's working capital was approximately $11.0 million, with a current ratio of 1.34 to 1, at December 31, 1997. This is compared to working capital of $6.0 million and a current ratio of 1.21 to 1 at December 31, 1996. The change in the Company's working capital is primarily a result of increases in certain accounts receivable balances related to Dial-Around Compensation and other non-coin revenues. Approximately $11.3 million of cash was used in January, 1998 to acquire the assets of Indiana Telcom.

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

                 Based upon current expectations, the Company believes that cash flow from operations, together with amounts which may be borrowed under the New Credit Facility, will be adequate for it to meet its working capital requirements, pursue its business strategy and service its obligations with respect to the Senior Notes until December 31, 1999, although there can be no assurance that it will be able to do so.

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

                 On December 19, 1997, the Company sold the remaining operating assets of its inmate phone division to Talton Holdings, Inc. for approximately $10.6 million in cash, plus additional contingent consideration based on a formula which shares incremental profits from certain existing contracts and from Talton's closing on certain pending bids. This transaction resulted in a gain on sale of approximately $4.2 million. The gain, combined with an operating loss of approximately $2.4 million, resulted in a net income of approximately $1.8 million from the discontinued inmate division in 1997.

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

Part II, Item 8 of the Form 10-K for the fiscal year ended December 31, 1997 is amended in its entirety to read as follows:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                   PAGE NUMBERS
                                                                   ------------

Report of Independent Certified Public Accountants.........................  21

Consolidated Balance Sheets as of
  December 31, 1997 and 1996...............................................  22

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995.........................................  23

Consolidated Statements of Shareholders' Equity (Deficit) for the
  years ended December 31, 1997, 1996 and 1995.............................  24

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995.........................................  25

Notes to Consolidated Financial Statements.................................  27

SCHEDULES:

II - Valuation and Qualifying Accounts and Reserves........................  48

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

As discussed in Note 1, the Company previously presented replacement parts as inventory and has restated the 1997, 1996 and 1995 consolidated financial statements to include replacement parts as a component of property and equipment.

                                                          /s/ ERNST & YOUNG LLP

Miami, Florida
February 27, 1998, except for
the second and third paragraphs
of Note 20, as to which the date
is October 27, 1998, and the
fourth paragraph of Note 1, as to
which the date is November 6, 1998

                        PEOPLES TELEPHONE COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                                                                 DECEMBER 31,
                                                                          -------------------------
                               ASSETS                                        1997           1996
                                                                          ----------     ----------
Current assets:
  Cash and cash equivalents ..........................................    $   22,834     $   12,556
  Restricted cash ....................................................           920             --
  Accounts receivable, net of allowance for doubtful
     accounts of $4,936 in 1997 and $4,361 in 1996 ...................        17,061         11,598
  Prepaid expenses  and other current assets .........................         2,631          2,547
  Net assets of discontinued operations ..............................            --          8,196
                                                                          ----------     ----------
      Total current assets ...........................................        43,446         34,897

Property and equipment, net ..........................................        50,362         61,541
Location contracts, net ..............................................        23,936         26,498
Intangible assets, net ...............................................           824          1,475
Goodwill, net ........................................................         4,084          4,788
Deferred income taxes ................................................         3,407          3,407
Other assets, net ....................................................         5,258          8,264
                                                                          ----------     ----------
     Total assets ....................................................    $  131,317     $  140,870
                                                                          ==========     ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt .............    $      634     $      548
  Current portion of obligations under capital leases ................           536            952
  Accounts payable and accrued expenses ..............................        22,722         19,240
  Accrued interest payable ...........................................         5,702          5,697
  Income and other taxes payable .....................................         2,844          2,418
                                                                          ----------     ----------
     Total current liabilities .......................................        32,438         28,855

Notes payable and long-term debt .....................................       100,000        100,657
Obligations under capital leases .....................................           275            573
                                                                          ----------     ----------
     Total liabilities ...............................................       132,713        130,085
                                                                          ----------     ----------

Commitments and contingencies (Notes 14 and 15) ......................            --             --

Redeemable Preferred Stock:

  Cumulative convertible preferred stock; Series C, $.01 par value; 160 shares authorized; 150 shares issued and
       outstanding, $100 per share liquidation value .................        13,711         13,556
  Preferred stock dividends payable ..................................         2,573          1,523
                                                                          ----------     ----------
      Total preferred stock ..........................................        16,284         15,079
                                                                          ----------     ----------

Common shareholders' deficit:
  Preferred stock; $.01 par value; 4,240 shares authorized in
     1997 and 4,140 shares authorized in 1996; none issued
     and outstanding .................................................            --             --
  Convertible preferred stock; Series B, $.01 par value;
    600 shares authorized; none issued and outstanding ...............            --             --
  Common stock; $.01 par value; 75,000 shares authorized
      in 1997 and 25,000 shares authorized in 1996;
      16,209 shares in 1997 and 16,195 shares in 1996 issued
      and outstanding ................................................           162            162
  Capital in excess of par value .....................................        59,291         60,453
  Accumulated deficit ................................................       (75,108)       (63,438)
  Unrealized loss on investments .....................................        (2,025)        (1,471)
                                                                          ----------     ----------
     Total common shareholders' deficit ..............................       (17,680)        (4,294)
                                                                          ----------     ----------
     Total liabilities less shareholders' deficit ....................    $  131,317     $  140,870
                                                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                          ----------------------------------------
                                                                             1997           1996           1995
                                                                          ----------     ----------     ----------
Revenues:
  Coin calls .........................................................    $   76,449     $   77,389     $   78,353
  Non-coin calls, including 1997 dial-around
     compensation adjustment (see Note 19) ...........................        35,786         29,617         33,887
  Service and other ..................................................            --             --            122
                                                                          ----------     ----------     ----------
     Total revenues ..................................................       112,235        107,006        112,362

Costs and expenses:
  Telephone charges ..................................................        29,310         30,107         35,582
  Commissions ........................................................        29,656         28,250         27,599
  Field service and collection .......................................        19,598         19,130         21,134
  Depreciation and amortization ......................................        21,304         20,466         19,180
  Selling, general and administrative ................................        13,023         12,491         11,160
  Other operating (income) expense ...................................            --         (1,500)         6,177
                                                                          ----------     ----------     ----------
      Total costs and expenses .......................................       112,891        108,944        120,832
                                                                          ----------     ----------     ----------
  Operating loss .....................................................          (656)        (1,938)        (8,470)

Other (income) and expenses:
  Interest expense, net ..............................................        13,106         12,875         10,355
   (Gain) loss on disposal of prepaid calling card and
       international telephone centers ...............................            --           (545)           566
                                                                          ----------     ----------     ----------
     Total other (income) and expenses, net ..........................        13,106         12,330         10,921
                                                                          ----------     ----------     ----------

Loss from continuing operations
  before income taxes and extraordinary item .........................       (13,762)       (14,268)       (19,391)
Benefit from income taxes ............................................            --             --            217
                                                                          ----------     ----------     ----------
Loss from continuing operations before
    extraordinary item ...............................................       (13,762)       (14,268)       (19,174)

Discontinued operations:
  Loss from operations ...............................................        (2,418)        (1,724)           (19)
  Gain (loss) on dispositions ........................................         4,510             --        (15,340)
                                                                          ----------     ----------     ----------
  Gain (loss) from discontinued operations ...........................         2,092         (1,724)       (15,359)
                                                                          ----------     ----------     ----------
Loss before extraordinary item .......................................       (11,670)       (15,992)       (34,533)
Extraordinary loss from extinguishment of debt, net
     of income tax benefit of $1,737 .................................            --             --         (3,327)
                                                                          ----------     ----------     ----------
Net loss .............................................................    $  (11,670)    $  (15,992)    $  (37,860)
                                                                          ==========     ==========     ==========

Earnings per share (basic and diluted):
   Loss from continuing operations ...................................    $    (0.92)    $    (0.96)    $    (1.23)
   Income (loss) from discontinued operations ........................          0.13          (0.10)         (0.95)
   Extraordinary loss, net ...........................................            --             --          (0.20)
                                                                          ----------     ----------     ----------
     Net loss ........................................................    $    (0.79)    $    (1.06)    $    (2.38)
                                                                          ==========     ==========     ==========

Weighted average common shares outstanding ...........................        16,198         16,188         16,091
                                                                          ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH DECEMBER 31, 1997
                     (in thousands, except per share data)

                                                                      CAPITAL                     UNREALIZED
                                                        COMMON      IN EXCESS OF   ACCUMULATED      LOSS ON
                                                        STOCK        PAR VALUE       DEFICIT      INVESTMENTS       TOTAL
                                                      ----------     ----------     ----------     ----------     ----------

Balance at January 1, 1995 .......................    $      158     $   58,143     $   (9,586)    $       --     $   48,715
Exercise of 93 options at $2.00-$3.59
   per share .....................................             1            306             --             --            307
Issuance of 224 shares for prior acquisitions ....             2          1,302             --             --          1,304
Series C preferred stock dividends accrued .......            --           (473)            --             --           (473)
Preferred stock issuance cost accretion ..........            --            (69)            --             --            (69)
Issuance of 275 preferred stock warrants .........            --            558             --             --            558
Write-off of officer and director notes receivable            --          1,806             --             --          1,806
Net loss .........................................            --             --        (37,860)            --        (37,860)
                                                      ----------     ----------     ----------     ----------     ----------
Balance at December 31, 1995 .....................           161         61,573        (47,446)            --         14,288

Issuance of 22 shares for prior acquisitions .....             1             74             --             --             75
Series C preferred stock dividends accrued .......            --         (1,050)            --             --         (1,050)
Preferred stock issuance cost accretion ..........            --           (144)            --             --           (144)
Unrealized loss on investments ...................            --             --             --         (1,471)        (1,471)
Net loss .........................................            --             --        (15,992)            --        (15,992)
                                                      ----------     ----------     ----------     ----------     ----------
Balance at December 31, 1996 .....................           162         60,453        (63,438)        (1,471)        (4,294)

Exercise of 18 options at $2.19-$3.44 per share ..            --             44             --             --             44
Series C preferred stock dividends accrued .......            --         (1,050)            --             --         (1,050)
Preferred stock issuance cost accretion ..........            --           (156)            --             --           (156)
Unrealized loss on investments ...................            --             --             --           (554)          (554)
Net loss .........................................            --             --        (11,670)            --        (11,670)
                                                      ----------     ----------     ----------     ----------     ----------
Balance at December 31, 1997 .....................    $      162     $   59,291     $  (75,108)    $   (2,025)    $  (17,680)
                                                      ==========     ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    FOR THE YEAR ENDED
                                                                                        DECEMBER 31
                                                                          ----------------------------------------
                                                                             1997           1996           1995
                                                                          ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ...........................................................    $  (11,670)    $  (15,992)    $  (37,860)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization ....................................        21,304         20,466         19,180
    Amortization of deferred financing costs .........................           611            906            390
    Deferred income taxes ............................................            --             --         (1,954)
    Extraordinary loss on debt extinguishment ........................            --             --          5,064
    (Gain) loss on disposition of assets, net ........................            --           (545)           956
    (Gain) loss on sale of discontinued operations, net ..............        (4,510)            --         15,340
    Write-off of officer and director receivables ....................            --             --          3,555
    Changes in operating assets and liabilities:
      Accounts receivable ............................................        (6,906)        (4,381)         7,335
      Prepaid expenses and other current assets ......................           (84)         1,101          1,156
      Other assets ...................................................           809           (470)         4,828
      Accounts payable and accrued expenses ..........................         5,363           (478)        (3,092)
      Accrued interest payable .......................................             5             94          4,542
      Income and other taxes payable .................................            45            (34)          (239)
      Net effect of discontinued operations and assets
        held for sale ................................................         2,081          5,304         (7,210)
                                                                          ----------     ----------     ----------
    Net cash provided by operating activities ........................         7,048          5,971         11,991
                                                                          ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions ...................................        (2,181)        (2,932)        (5,637)
  Proceeds from sale of assets .......................................         1,208          1,383          3,295
  Proceeds from sale of discontinued operations ......................        10,625            848            895
  Payments for certain contracts .....................................        (3,163)        (3,347)        (2,806)
  Restricted cash ....................................................          (920)            --             --
  Other ..............................................................            --             --            127
                                                                          ----------     ----------     ----------
  Net cash provided by (used in) investing activities ................         5,569         (4,048)        (4,126)
                                                                          ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term debt ....................................            --             --        101,600
  Principal payments on long-term debt ...............................          (571)          (560)      (110,487)
  Principal payments under capital lease obligations .................        (1,594)        (1,173)        (3,384)
  Debt issuance costs ................................................          (218)            --         (5,100)
  Exercise of stock options and warrants .............................            44             --            307
  Proceeds from Series C preferred stock .............................            --             --         15,000
  Issuance costs associated with stock offerings .....................            --             --         (1,198)
  Proceeds from the issuance of stock warrants .......................            --             --            100
                                                                          ----------     ----------     ----------
  Net cash used in financing activities ..............................        (2,339)        (1,733)        (3,162)
                                                                          ----------     ----------     ----------
Net increase in cash and cash equivalents ............................        10,278            190          4,703
Cash and cash equivalents at beginning of year .......................        12,556         12,366          7,663
                                                                          ----------     ----------     ----------
Cash and cash equivalents at end of year .............................    $   22,834     $   12,556     $   12,366
                                                                          ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                    FOR THE YEAR ENDED
                                                                                        DECEMBER 31
                                                                          ----------------------------------------
                                                                             1997           1996           1995
                                                                          ----------     ----------     ----------
Cash paid during the year for:
  Interest ...........................................................    $   13,541     $   12,643     $    7,357
                                                                          ==========     ==========     ==========
  Income taxes .......................................................    $      135     $      158     $      242
                                                                          ==========     ==========     ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Fixed assets acquired under capital
    lease obligations ................................................    $      325     $      224     $    1,185
                                                                          ==========     ==========     ==========
  Fair value of Common stock issued for
    acquisition ......................................................    $       --     $       75     $    1,304
                                                                          ==========     ==========     ==========

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

RESTATEMENT

The Company maintains replacement parts to service its base of payphones. The Company previously reported replacement parts as inventory in its consolidated balance sheets. On November 6, 1998, replacement parts were reclassified to property and equipment for all periods presented.

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

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NEW ACCOUNTING STANDARDS

In 1997, the FASB issued Statement No. 130 ("SFAS 130"),"REPORTING COMPREHENSIVE INCOME" and Statement No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". These statements are effective beginning in 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income, while SFAS 131 abandons the "industry segment approach" in favor of the "managing approach" for disclosure purposes. Adoption of SFAS 130 is not expected to result in a significant change from the current required disclosures and the adoption of SFAS 131 is not expected to result in additional disclosures.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1997 and 1996 consist primarily of amounts currently due from long distance carriers for Dial-Around Compensation (as defined in Note 19) and commissions from various operator service companies which handle non-coin calls.

The balance due from one collection clearinghouse for Dial-Around Compensation was approximately $4.1 million and $2.7 million at December 31, 1997 and 1996, respectively. The balance due from one operator service company for commissions was $4.3 million and $3.5 million at December 31, 1997 and 1996,

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):


                                                                                 DECEMBER 31,               ESTIMATED
                                                                          -------------------------        USEFUL LIVES
                                                                             1997           1996            (IN YEARS)
                                                                          ----------     ----------        ------------

Installed telephones and related equipment ...........................    $  106,903     $  103,060             10
  Telephones and related equipment pending installation ..............         5,146          7,704
  Land ...............................................................           950            950
  Building and improvements ..........................................         4,366          4,360             25
  Furniture, fixtures and office equipment ...........................         7,086          6,190            5-7
  Vehicles and equipment under capital leases ........................         3,027          3,906              4
  Other ..............................................................         1,022          1,019              5
                                                                          ----------     ----------
                                                                             128,500        127,189
Less  accumulated depreciation and amortization,
   including $2,042 and $2,198 for capital leases ....................       (78,138)       (65,648)
                                                                          ----------     ----------
                                                                          $   50,362     $   61,541
                                                                          ==========     ==========

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

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into various noncancellable leases which are classified as capital leases. Future minimum lease payments, including imputed interest, are as follows (in thousands):

  FOR THE YEAR ENDING DECEMBER 31
  -------------------------------

          1998.............................................      $       603
          1999.............................................              188
          2000.............................................              102
          2001.............................................               18
          2002.............................................                1
                                                                 -----------
                                                                         912
  Less amount representing interest........................              (93)
                                                                 -----------
  Present value of obligations under capital leases........              819
  Less current interest payable............................               (8)
  Less current portion.....................................             (536)
                                                                 -----------
                                                                 $       275
                                                                 ===========

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                                                        DECEMBER 31,
                                                                 -------------------------
                                                                    1997           1996
                                                                 ----------     ----------
          Telecommunication charges........................      $    2,676     $    3,473
          Commissions......................................          10,343          7,879
          Employee costs...................................           3,282          2,023
          Unearned revenue.................................           3,258            314
          Other............................................           3,163          5,551
                                                                 ----------     ----------
                                                                 $   22,722     $   19,240
                                                                 ==========     ==========

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following (in thousands):


                                                                                 DECEMBER 31,
                                                                          -------------------------
                                                                             1997           1996
                                                                          ----------     ----------
$100 million Senior Notes due 2002 with a stated
interest rate of 12 1/4%  ............................................    $  100,000     $  100,000

$20 million revolving line of credit with interest rates ranging
from the Bank's prime rate plus 1.5% to LIBOR plus 3.0%  .............            --             --

Various notes payable with interest rates ranging from
prime plus 1.25% to prime plus 1.5% and maturity
dates ranging from due on demand to October 1998  ....................           634          1,205
                                                                          ----------     ----------
                                                                             100,634        101,205
Less current maturities ..............................................          (634)          (548)
                                                                          ----------     ----------
                                                                          $  100,000     $  100,657
                                                                          ==========     ==========

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

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 1997, common shares reserved for issuance are as follows:

      Series C Preferred Stock................................       2,857,143
      Employee stock options outstanding......................       2,657,408
      Warrants................................................         975,000
                                                                     ---------
             Total............................................       6,489,551
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

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information related to the Company's stock option activity (in thousands, except for per share data):

                                        1997                    1996                    1995
                               ---------------------   ---------------------   ---------------------
                                NUMBER     WTD. AVG.    NUMBER     WTD. AVG.    NUMBER     WTD. AVG.
                               OF SHARES   EX. PRICE   OF SHARES   EX. PRICE   OF SHARES   EX. PRICE
                               --------    --------    --------    --------    --------    --------
Outstanding at beginning
  of year ................        1,709    $   6.05       2,272    $   6.42       2,794    $   6.33
Granted ..................        1,206        5.61         283        2.92         200        3.68
Exercised ................          (18)       2.82          --          --         (93)       3.27
Expired ..................          (95)       5.75         (29)       3.45        (629)       5.59
Canceled .................         (145)       5.37        (817)       5.85          --          --
                               --------                --------                --------
Outstanding at end of year        2,657        5.96       1,709        6.05       2,272        6.42
                               ========                ========                ========
Exercisable at end of year        1,946        6.86       1,645        6.09       2,055        6.39
                               ========                ========                ========

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table sets forth pro forma net loss and loss per share (in thousands, except for per share data):

                                                          YEAR ENDED DECEMBER 31
                                                ------------------------------------------
                                                   1997            1996            1995
                                                ----------      ----------      ----------
Pro forma net loss ........................     $  (13,071)     $  (16,311)     $  (38,213)
Pro forma loss per share, basic and diluted     $    (0.87)  $       (1.07)  $       (2.40)

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

NOTE 11 - INCOME TAXES

The components of the benefit from income taxes are as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31
                                                ------------------------------------------
                                                   1997            1996            1995
                                                ----------      ----------      ----------
Currently payable:
    Federal ...............................     $       --      $       --      $       --
    State .................................             --              --             107
    Deferred ..............................             --              --            (324)
                                                ----------      ----------      ----------
                                                $       --      $       --      $     (217)
                                                ==========      ==========      ==========

A reconciliation between the Company's effective income tax rate and federal income tax statutory rate is as follows:

                                                           YEAR ENDED DECEMBER 31
                                                ------------------------------------------
                                                   1997            1996            1995
                                                ----------      ----------      ----------
Statutory tax rate ........................          (34.0)%         (34.0)          (34.0)
Change in valuation allowance .............           37.5            37.5            35.4
Non-deductible expenses ...................             --              --             1.0
State taxes and other, net ................           (3.5)           (3.5)           (3.5)
                                                ----------      ----------      ----------
                                                         0%              0%           (1.1)%
                                                ==========      ==========      ==========

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant temporary differences included in the net deferred tax asset are as follows (in thousands):

                                                                                 DECEMBER 31
                                                                          -------------------------
                                                                             1997           1996
                                                                          ----------     ----------
Deferred tax assets:
Net operating loss carryforward ......................................    $   21,854     $   18,721
Alternative Minimum Tax Credit carryforward ..........................            30            218
Other ................................................................         8,626          6,012
                                                                          ----------     ----------
Total gross deferred tax assets ......................................        30,510         24,951
Less-valuation allowance .............................................        18,364         15,017
                                                                          ----------     ----------
Total deferred tax assets ............................................        12,146          9,934
                                                                          ----------     ----------
Deferred tax liabilities:
Difference between book and tax bases of fixed assets ................        (7,322)        (5,105)
Other ................................................................        (1,417)        (1,422)
                                                                          ----------     ----------
Total deferred tax liabilities .......................................        (8,739)        (6,527)
                                                                          ----------     ----------
Net deferred tax assets ..............................................    $    3,407     $    3,407
                                                                          ==========     ==========

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

                                               1997           1996           1995
                                            ----------     ----------     ----------
Net loss from continuing
operations .............................    $  (13,762)    $  (14,268)    $  (19,174)
   Deduct:
   Cumulative preferred stock
       dividend requirement ............         1,050          1,050            473
   Preferred stock issuance cost
       accretion .......................           156            144             69
                                            ----------     ----------     ----------
   Net loss applicable to common
       shareholders ....................    $  (14,968)    $  (15,462)    $  (19,716)
                                            ==========     ==========     ==========
   Weighted average common
       shares outstanding ..............        16,198         16,188         16,091

   Basic and diluted loss
     per share .........................    $    (0.92)    $    (0.96)    $    (1.23)
                                            ==========     ==========     ==========

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

As of December 31, 1997, future minimum payments under noncancellable operating leases with remaining terms in excess of one year are as follows (in thousands):

    Year ended:

        1998...............................          $      308
        1999...............................                 174
        2000...............................                  41
                                                     ----------
                                                     $      523
                                                     ==========

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

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                         CELLULAR TELEPHONE OPERATIONS

                                                                      FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                           ----------------------------------------
                                                              1997           1996           1995
                                                           ----------     ----------     ----------
Revenues ..............................................    $       --     $       --     $       --
Income (loss) from discontinued operations
   before income taxes ................................            --             --             --
Gain (loss) on disposal ...............................           268             --        (14,600)
                                                           ----------     ----------     ----------
Gain (loss) on discontinued operations before
   income taxes .......................................           268             --        (14,600)
Provision for income taxes ............................            --             --             --
                                                           ----------     ----------     ----------
Gain (loss) from discontinued operations ..............    $      268     $       --     $  (14,600)
                                                           ==========     ==========     ==========


                          INMATE TELEPHONE OPERATIONS

                                                                      FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                           ----------------------------------------
                                                              1997           1996           1995
                                                           ----------     ----------     ----------
Revenues ..............................................    $   11,931     $   17,952     $   26,029
Income (loss) from discontinued operations
     before income taxes ..............................        (2,418)        (1,724)           (19)
Gain (loss) on disposal ...............................         4,242             --           (740)
                                                           ----------     ----------     ----------
Gain (loss) on discontinued operations before
     income taxes .....................................         1,824         (1,724)          (759)
Provision for income taxes ............................            --             --             --
                                                           ----------     ----------     ----------
Gain (loss) from discontinued operations ..............    $    1,824     $   (1,724)    $     (759)
                                                           ==========     ==========     ==========

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

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - PROVISION FOR DIAL-AROUND COMPENSATION ADJUSTMENT

On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled IN THE MATTER OF IMPLEMENTATION OF THE PAY TELEPHONE RECLASSIFICATION AND COMPENSATION PROVISIONS OF THE TELECOMMUNICATIONS ACT OF 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 ("Telecom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial- around compensation for both access code calls and 800 subscriber calls ("Dial-Around Compensation") at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the Dial-Around Compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the Dial-Around Compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim Dial-Around Compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issues to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the Dial-Around Compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for subscriber 800 and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of subscriber 800 and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

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

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the FCC's tentative conclusion in the Remand Order, the Company has adjusted the amounts of Dial-Around Compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the Company recorded a provision in the third quarter of 1997 for reduced Dial-Around Compensation of approximately $2.1 million ($0.13 per share). The Company previously reported this provision as a separate component of costs and expenses. In the third quarter of 1998, the Company reclassified the provision as a reduction in non-coin revenue of approximately $2.6 million and a reduction in commissions expense of approximately $0.5 million. For the period from July 1, 1997 through October 6, 1997, the Company has recorded Dial-Around Compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 through October 6, 1997 is approximately $4.7 million and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

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

On July 5, 1998, the Company entered into a definitive merger agreement with Davel Communications Group, Inc. and Davel Holdings, Inc. (collectively "Davel"). Under the terms of the agreement, which has been approved by the Board of Directors of each company, holders of common stock of the Company will receive 0.235 of a share of Davel common stock for each outstanding share of Company common stock and the Company will become a wholly-owned subsidiary of Davel (the "Merger"). The transaction, which is intended to close in the fourth quarter of 1998, is subject to the approval of the shareholders of both companies, receipt of required regulatory approvals and other customary conditions. Consummation of the Merger is conditioned on its eligibility for pooling-of-interests accounting treatment. The transaction is also subject to conversion of the Company's Series C Cumulative Convertible Preferred Stock into common stock and receipt by Davel of financing for, and successful consummation of, a cash tender offer for the Company's 12 1/4% Senior Notes due 2002 (the "Senior Notes"), pursuant to which a minimum of 85% of the aggregate outstanding principal amount of $100 million shall have been tendered. Davel plans to refinance the Senior Notes through a new senior credit facility. No assurance can be given that all of the conditions for the consummation of the proposed Merger will be satisfied.

On June 12, 1998, Davel signed a definitive agreement to merge with PhoneTel Technologies, Inc. ("PhoneTel"). On September 29, 1998, Davel announced that it was exercising its contractual rights to terminate the Davel/PhoneTel merger agreement, based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, Davel filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel merger agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against Davel alleging that the Davel/PhoneTel merger agreement had been wrongfully terminated, and also filed a third-party claim against the Company alleging that the Company wrongfully caused the termination of the Davel/PhoneTel merger agreement. The counterclaim and third party claim seek specific performance by Davel of the transactions contemplated by the Davel/PhoneTel merger agreement and damages and other equitable relief from Davel and the Company. The Company believes that the third party claim is without merit and intends to defend against it vigorously.

                        PEOPLES TELEPHONE COMPANY, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                              BALANCE      CHARGED TO                      BALANCE
                                           AT BEGINNING     COSTS AND                      AT END
                                           OF PERIOD(1)    EXPENSES(1) DEDUCTIONS(1)(2)  OF PERIOD(1)
                                            ----------     ----------     ----------     ----------
CLASSIFICATION
--------------

YEAR ENDED 12/31/97
Allowance for doubtful accounts ........    $    4,361     $    3,925     $    3,350     $    4,936
                                            ==========     ==========     ==========     ==========
Deferred tax asset valuation
 allowance .............................        15,017          3,347             --         18,364
                                            ==========     ==========     ==========     ==========

Accumulated amortization:

     Location contracts ................        16,402          5,709              8         22,103
                                            ==========     ==========     ==========     ==========
     Intangible assets .................         3,559            650             --          4,209
                                            ==========     ==========     ==========     ==========
     Goodwill ..........................         2,253            704             --          2,957
                                            ==========     ==========     ==========     ==========

YEAR ENDED 12/31/96
Allowance for doubtful accounts ........         5,108          3,411          4,158          4,361
                                            ==========     ==========     ==========     ==========

Deferred tax asset valuation
 allowance .............................        12,023          2,994             --         15,017
                                            ==========     ==========     ==========     ==========

Accumulated amortization:
     Location contracts ................        11,115          5,287             --         16,402
                                            ==========     ==========     ==========     ==========
     Intangible assets .................         2,870          1,594            905          3,559
                                            ==========     ==========     ==========     ==========
     Goodwill ..........................         1,549            704             --          2,253
                                            ==========     ==========     ==========     ==========

YEAR ENDED 12/31/95
Allowance for doubtful accounts ........         6,035          7,386          8,313          5,108
                                            ==========     ==========     ==========     ==========

Deferred tax asset valuation
 allowance .............................            --         12,023             --         12,023
                                            ==========     ==========     ==========     ==========

Accumulated amortization:
     Location contracts ................         6,412          5,131            428         11,115
                                            ==========     ==========     ==========     ==========
     Intangible assets .................         2,079            769            (22)         2,870
                                            ==========     ==========     ==========     ==========
     Goodwill ..........................    $      820     $      729     $       --     $    1,549
                                            ==========     ==========     ==========     ==========

------------
(1) All years presented have been restated to present inmate telephone operations as discontinued operations.
(2) Deductions represent bad debt write-offs and adjustments to accumulated amortization for assets sold.

Part IV, Item 14 of the Form 10-K for the fiscal year ended December 31, 1997 is amended in its entirety to read as follows:

PART IV

ITEM     14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed with, and as a part of, this Annual Report on Form 10-K.

1.       FINANCIAL STATEMENTS.

         For a complete list of the Financial Statements filed with the Annual Report on Form 10-K as amended by this Form 10-K/A, see the Index to Financial Statements and Schedules in Item 8 on Page 20.

2.       FINANCIAL STATEMENT SCHEDULES.

         The following Supplementary Schedules are filed with the Annual Report on Form 10-K as amended by this Form 10-K/A:

         See Index to Financial Statements and Schedules on Page 20.

3.       EXHIBITS.

         (i)      See Exhibit Index on Pages 52-54.

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

                                             PEOPLES TELEPHONE COMPANY, INC.
                                             REGISTRANT

Date: November 6, 1998                       /s/ WILLIAM A. BAUM
                                             -------------------------------
                                             William A. Baum
                                             On behalf of the registrant and as
                                             Chief Financial Officer

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

         10.11 1987 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Company's Registration Statement on Form S-8 (Registration Statement No. 33- 58603) filed on April 13, 1995. (File No. 0-16479).

         10.12 1993 Non-Employee Director Stock Option Plan (incorporated herein by reference to pages A-1 through A-4 of the Company's 1993 Proxy Statement). (File No. 0-16479).

         10.13 Employment Agreement dated May 2, 1996 between the Company and
E. Craig Sanders.(incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996). (File No. 0-16479)

         10.14 Employment Agreement dated August 15, 1996 between the Company and Neil N. Snyder, III. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996). (File No. 0-16479)

         10.15 Letter Agreement dated April 30, 1996 between the Company and C. Keith Pressley. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996) (File No. 1-12443)

         21 List of Subsidiaries. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)(File No.1-12443)

         *23.2 Consent of Ernst & Young LLP

         *27 Financial Data Schedule (for SEC use only)

-------------
* Filed with the Annual Report on Form 10-K as amended by this Form 10-K/A.