Form 10-Q/A
period 1998-03-31
PEOPLES TELEPHONE COMPANY INC
filed 1998-11-09
CIK 819694

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-Q/A NO. 1


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

                              --------------------

PART I. Item 1 of the Form 10-Q for the quarter ended March 31, 1998 is hereby amended in its entirety to read as follows:

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                         PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                 MARCH 31,   DECEMBER 31,
                             ASSETS                                                1998         1997
                                                                              -------------  ------------
                                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                      $   3,939    $  22,834
  Restricted cash                                                                      920          920
  Accounts receivable, net of allowance for doubtful
     accounts of $5,117 in 1998 and $4,936 in 1997                                  17,742       17,061
  Prepaid expenses  and other current assets                                         2,501        2,631
                                                                                 ---------    ---------
      Total current assets                                                          25,102       43,446

Property and equipment, net                                                         53,337       50,362
Location contracts, net                                                             23,624       23,936
Intangible assets, net                                                                 815          824
Goodwill, net                                                                        9,358        4,084
Deferred income taxes                                                                3,407        3,407
Other assets, net                                                                    5,277        5,258
                                                                                 ---------    ---------
     Total assets                                                                $ 120,920    $ 131,317
                                                                                 =========    =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt                         $     362    $     634
  Current portion of obligations under capital leases                                  470          536
  Accounts payable and accrued expenses                                             19,307       22,722
  Accrued interest payable                                                           2,541        5,702
  Income and other taxes payable                                                     3,021        2,844
                                                                                 ---------    ---------
     Total current liabilities                                                      25,701       32,438

Notes payable and long-term debt                                                   100,000      100,000
Obligations under capital leases                                                       500          275
                                                                                 ---------    ---------
     Total liabilities                                                             126,201      132,713
                                                                                 ---------    ---------

Commitments and contingencies                                                           --           --

Redeemable Preferred Stock:
  Cumulative convertible preferred stock; Series C, $.01 par value; 160 shares authorized; 150 shares issued and
       outstanding, $100 per share liquidation value                                13,751       13,711
  Preferred stock dividends payable                                                  2,835        2,573
                                                                                 ---------    ---------
      Total preferred stock                                                         16,586       16,284
                                                                                 ---------    ---------

Common shareholders' deficit:
  Preferred stock; $.01 par value; 4,240 shares authorized; none
      issued and outstanding                                                            --           --
  Convertible preferred stock; Series B, $.01 par value;
      600 shares authorized; none issued and outstanding                                --           --
  Common stock; $.01 par value; 75,000 shares authorized;
      16,212 shares in 1998 and 16,209 shares in 1997 issued
      and outstanding                                                                  162          162
  Capital in excess of par value                                                    58,996       59,291
  Accumulated deficit                                                              (79,128)     (75,108)
  Accumulated other comprehensive loss                                              (1,897)      (2,025)
                                                                                 ---------    ---------
     Total common shareholders' deficit                                            (21,867)     (17,680)
                                                                                 ---------    ---------
     Total liabilities less shareholders' deficit                                $ 120,920    $ 131,317
                                                                                 =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH  31,
                                                      --------------------------
                                                         1998            1997
                                                      ---------        ---------
Revenues:
  Coin calls ...................................       $ 19,253        $ 17,940
  Non-coin calls ...............................          8,641          10,111
                                                       --------        --------
     Total revenues ............................         27,894          28,051

Costs and expenses:
  Telephone charges ............................          7,298           7,413
  Commissions ..................................          7,829           7,566
  Field service and collection .................          5,077           4,746
  Depreciation and amortization ................          5,478           5,256
  Selling, general and administrative ..........          3,002           2,935
                                                       --------        --------
      Total costs and expenses .................         28,684          27,916
                                                       --------        --------
  Operating (loss) income ......................           (790)            135

Other (income) and expenses:
  Interest expense, net ........................          3,230           3,348
                                                       --------        --------

Loss from continuing operations
  before income taxes ..........................         (4,020)         (3,213)
Income taxes ...................................             --              --
                                                       --------        --------
Loss from continuing operations ................         (4,020)         (3,213)

Loss from discontinued operations ..............             --            (685)
                                                       --------        --------
Net loss .......................................       $ (4,020)       $ (3,898)
                                                       ========        ========

Earnings per share (basic and diluted):
   Loss from continuing operations .............       $  (0.27)       $  (0.22)
   Loss from discontinued operations ...........             --           (0.04)
                                                       --------        --------
     Net loss ..................................       $  (0.27)       $  (0.26)
                                                       ========        ========

Weighted average common shares outstanding .....         16,212          16,195
                                                       ========        ========










       The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   --------------------------
                                                                      1998           1997
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ..................................................      $ (4,020)      $ (3,898)
   Adjustments to reconcile net loss to net cash used in
         operating activities:
   Depreciation and amortization .............................         5,478          5,256
   Amortization of deferred financing costs ..................           196            285
   Changes in operating assets and liabilities:
              Accounts receivable ............................          (681)        (5,162)
              Prepaid expenses and other current assets ......           130            (53)
              Other assets ...................................           (87)        (1,107)
              Accounts payable and accrued expenses ..........        (3,415)         1,909
              Accrued interest payable .......................        (3,161)        (3,065)
              Income and other taxes payable .................           177           (420)
              Net effect of discontinued operations and assets
                held for sale ................................            --            578
                                                                    --------       --------
   Net cash used in operating activities .....................        (5,383)        (5,677)

CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions ..........................          (775)          (370)
   Proceeds from sale of assets ..............................            --            233
   Payments for acquisition of Indiana Telcom assets .........       (11,317)            --
   Payments for certain contracts ............................          (913)        (1,658)
                                                                    --------       --------
   Net cash used in investing activities .....................       (13,005)        (1,795)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt ......................          (272)          (149)
   Principal payments under capital lease obligations ........          (242)          (352)
   Debt issuance costs .......................................            --           (218)
   Exercise of stock options and warrants ....................             7              2
                                                                    --------       --------
   Net cash used in financing activities .....................          (507)          (717)
                                                                    --------       --------

   Net decrease in cash and cash equivalents .................       (18,895)        (8,189)
   Cash and cash equivalents at beginning of period ..........        22,834         12,556
                                                                    --------       --------
   Cash and cash equivalents at end of period ................      $  3,939       $  4,367
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

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 as set forth in the Company's 1997 Annual Report on Form 10-K as amended by Form 10-K/A No. 1.

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

The components of the comprehensive loss are as follows (in thousands):

                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                               ---------------------------
                                                                  1998             1997
                                                               -----------       ---------
Net loss..................................................     $   (4,020)       $  (3,898)
Unrealized gain on investment, net of income taxes........            128              128
                                                               ----------        ---------
Comprehensive loss........................................     $   (3,892)       $  (3,770)
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

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND MARCH 31, 1997
                                   (UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

For the quarters ended March 31, 1998 and 1997, the treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. The following table summarizes the loss from continuing operations and the weighted average number of shares outstanding used in the computation of earnings per common share in accordance with the Financial Accounting Standards Board's Statement No. 128, EARNINGS PER SHARE (in thousands, except per share data).

                                                                             FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                          --------------------------
                                                                             1998           1997
                                                                          ----------     ----------
Net loss from continuing operations .................................      $ (4,020)      $ (3,213)
         Deduct:
         Cumulative preferred stock dividend requirement ............          (262)          (262)
         Preferred stock issuance cost accretion ....................           (39)           (39)
                                                                           --------       --------

         Net loss applicable to common shareholders .................      $ (4,321)      $ (3,514)
                                                                           ========       ========

         Weighted average common shares outstanding .................        16,212         16,195
                                                                           ========       ========

         Basic and diluted loss per share from continuing operations       $  (0.27)      $  (0.22)
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

NOTE 7 - ACQUISITION

On January 12, 1998, the Company acquired the operating assets of Indiana Telcom Corporation for approximately $11.3 million in cash. The results of operations for the Company include the operations of Indiana Telcom from January 12, 1998 forward. The acquisition was accounted for as a purchase, and, accordingly, the preliminary purchase price was allocated to the assets acquired based on appraisals and other estimates of their underlying fair values. The allocation of the purchase price is preliminary, pending finalization of appraisals and other estimates. The fair value of the assets acquired included $5.4 million of installed payphones and related equipment and $0.3 million in location contracts. No liabilities were assumed in the transaction. The excess of the purchase price over the fair value of net assets acquired of $5.6 million was recorded as goodwill and is being amortized over 5 years.

The following summarizes unaudited pro forma consolidated results of operations for the three months ending March 31, 1997 assuming the Indiana Telcom acquisition occurred at the beginning of 1997. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results that would have been obtained if this acquisition had been effected on the date indicated or which may be obtained in the future (in thousands, except per share data).

       Three months ended March 31, 1997:

          Total revenues...................................... $29,337

          Loss from continuing operations.....................  (3,356)

          Loss from continuing operations per common share....   (0.23)

NOTE 8 - DIAL-AROUND COMPENSATION

Effective November 6, 1996, pursuant to FCC regulations, the Company derived additional revenues from dial-around calls placed from its public payphones. Under the 1996 Payphone Order, from November 6, 1996 to June 30, 1997, the Company recorded gross dial-around revenue at the then-mandated rate of $45.85 per payphone per month, as compared with the flat fee of $6.00 per payphone per month in place prior to November 6, 1996.

Pursuant to the Remand Order, in the period from July 1 to October 6 of 1997, the Company recorded gross dial-around compensation revenue at a rate of $37.20 per payphone per month and recorded a charge of approximately $2.1 million in the third quarter of 1997 for the retroactive reduction in the dial-around compensation rate from $45.85 to $37.20 per payphone per month, applicable to the November 6, 1996 to June

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND MARCH 31, 1997
                                   (UNAUDITED)



30, 1997 period. From October 7, 1997 to October 6, 1999, the Company is entitled to receive dial-around compensation at a per-call rate of $0.284 based on the actual number of dial-around calls placed from each of its payphones (or such other number of calls as may be ultimately permitted by the FCC or the courts). Thereafter, the dial-around compensation rate is anticipated to be at a per-call rate equal to the local coin call rate less $0.066. For the period from October 7, 1997 to March 31, 1998, the Company recorded dial-around compensation revenue using an estimated 131 calls per month per payphone. The Company has based its compensation on an estimated number of calls (131) per payphone per month because actual call counts are not available from the IXCs until four to nine months after the calls are made. From October 7, 1997 forward, the estimated amount may be adjusted for actual call counts provided by the IXCs.

The FCC, in its Order issued April 3, 1998, left in place the requirement for payment of per-call compensation for payphones that do not transmit the requisite payphone-specific coding digits, but gave the IXC's a choice for computing the amount of compensation for payphones on local exchange carrier lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 and 888 subscriber and access code calls placed from regional Bell operating company payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone. Based on the information available to it, including actual payments from IXCs for the fourth quarter of 1997, the Company does not believe application of this order will result in any material adjustment to the dial-around compensation revenues recorded for the period from October 7, 1997 forward.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In December 1995, Cellular World filed a complaint in Dade County Circuit Court against the Company and its subsidiary, PTC Cellular, Inc., alleging wrongful interference with Cellular World's advantageous business relationship with Alamo Rent-A-Car, and alleged misappropriation of Cellular World's trade secrets concerning Cellular World's proprietary cellular car phone rental system equipment. Cellular World is seeking damages alleged to exceed $10 million. The Company successfully obtained dismissal of one count of the complaint early in the proceedings, but the court allowed the remaining two counts to proceed through discovery. Formal discovery is in progress. Based on the discovery conducted to date, the Company continues to believe that it has several meritorious legal and factual defenses. Based upon the incomplete status of discovery, the Company is unable to predict the final outcome of the litigation.

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

DIAL-AROUND COMPENSATION

     Effective November 6, 1996, pursuant to FCC regulations, the Company derived additional revenues from access code and 1-800 subscriber, or dial-around, calls placed from its public payphones. Under the Initial Payphone Orders, from November 6, 1996 to June 30, 1997, the Company recorded gross dial-around revenue at the then-mandated rate of $45.85 per payphone per month, as compared with the flat fee of $6.00 per payphone per month in place prior to November 6, 1996. Pursuant to the Remand Order, in the period from July 1 to October 6 of 1997, the Company recorded gross dial-around compensation revenue at a rate of $37.20 per payphone per month and recorded a charge of approximately $2.1 million in the third quarter of 1997 for the retroactive reduction in the dial-around compensation rate from $45.85 to $37.20 per payphone per month, applicable to the November 6, 1996 to June 30, 1997 period. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's 1997 Form 10-K.)

     From October 7, 1997 to October 6, 1999, the Company is entitled to receive dial-around compensation at a per-call rate of $0.284 based on the actual number of dial-around calls placed from each of its payphones (or such other number of calls as may be ultimately permitted by the FCC or the courts). Thereafter, the dial-around compensation rate is anticipated to be at a per-call rate equal to the local coin call rate less $0.066. For the period from October 7, 1997 to March 31, 1998, the Company recorded dial-around compensation revenue using an estimated 131 calls per month per payphone. The Company has based its compensation on an estimated number of calls per payphone per month because actual call counts are not provided by the IXCs for as much as nine months after the calls are made. From October 7, 1997 forward, the estimated amount may be adjusted for actual call counts provided by the IXCs. For the period from October 7, 1997 to December 31, 1997, Peoples did not begin to receive detail call count reporting from the carriers until July 1998. That reporting is still not complete. AT&T, in particular, has not provided accurate call count reporting for this period and has therefore agreed to pay Peoples on all of its payphones at a surrogate flat rate for this period. Until detailed information is available to support higher estimates, Peoples continues to accrue dial-around compensation at an estimated 131 call average per payphone per month based on the FCC's original industry average figures.

     The FCC, in its Order issued April 3, 1998, left in place the requirement for payment of per-call compensation for payphones that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 and 888 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone. Based on the information available to it, including actual payments from IXCs for the fourth quarter of 1997, the Company does not believe application of this order will result in any material adjustment to the dial-around compensation revenues recorded for the period from October 7, 1997 forward.

     As part of non-coin revenue, the Company recorded dial-around compensation revenue of approximately $3.2 million for the period from November 7, 1996 through December 31, 1996, approximately $17.2 million for the period from January 1, 1997 through December 31, 1997, and approximately $4.8 million for the period from January 1, 1998 through March 31, 1998.

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

     On November 8, 1996, the FCC issued its final order on reconsideration (the "Initial Payphone Order") setting forth and affirming regulations implementing
Section 276 of the Federal Telecommunications Act of 1996, previously issued on September 20, 1996. The Initial Payphone Order initially mandated compensation for access code and 1-800 subscriber calls ("Dial-Around Compensation") at a flat rate of $45.85 per payphone per month (an assumed 131 calls multiplied by $0.35 per call). The Company recorded Dial-Around Compensation at this rate in the first quarter of 1997. On October 9, 1997, in response to the remand of certain issues by the U.S. Court of Appeals for the District of Columbia, the FCC released its SECOND REPORT AND ORDER

(the "Remand Order") which established a rate of $0.284 per call for per call compensation from October 7, 1997 forward. The Remand Order tentatively concluded that the same $0.284 per call rate should govern compensation obligations during the period from November 7, 1996 through October 6, 1997 and that the allocation method between long-distance carriers would be determined in a separate order. The Company recorded the net effect of this rate change as a Provision for Dial-Around Compensation Adjustment in the third quarter of 1997. For the period from November 7, 1996 through October 6, 1997, the Company has collected approximately $9.9 million from carriers for Dial-Around Compensation. At March 31, 1998, the Company's accounts receivable include approximately $6.5 million of accrued revenue for Dial-Around Compensation from this period which will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC. See "Business - Public Pay Telephone Industry Overview", "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Dial-Around Compensation Adjustment" appearing in the Company's Form 10-K for the year ended December 31, 1997 for a more complete discussion.

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

         Non-coin revenue represented approximately 31.0% and 36.0% of total revenues for the quarters ended March 31, 1998 and 1997, respectively. For the quarter ended March 31, 1998, revenues from non-coin calls decreased 14.5%, to approximately $8.6 million, compared to the quarter ended March 31, 1997. This decrease was primary attributable to the decrease in the compensation rate for dial-around calls as a result of the implementation of the Remand Order. After adjusting for the rate change for Dial-Around Compensation from $0.35 to $0.284 per call, 1997's first quarter non-coin revenues would have been $1.0 million lower. Using these adjusted figures, non-coin revenues in the first quarter of 1998 would have been approximately $0.5 million, or 5.0%, lower than the first quarter of 1997.

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

         Field service and collection expenses as a percentage of total revenues from continuing operations were 18.2% and 16.9% for the first quarters of 1998 and 1997, respectively. Field service and collection expenses increased approximately 7.0%, to approximately $5.1 million for the first quarter of 1998, as compared to the same period in 1997. This increase was primarily attributable to the increase in the average number of installed payphones and to additional costs incurred for the addition of certain key operations employees who are needed to implement certain initiatives which are intended to achieve further operational efficiencies. Selling, general and administrative expenses were consistent at approximately $3.0 million and $2.9 million for the first quarter of 1998 and 1997, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1998, the Company continued to finance its operations from current and prior period operating cash flow. For the three months ended March 31, 1998, the Company's operating cash flow was $(5.4) million compared to $(5.7) million for the same period in 1997.

         The Company's net working capital was approximately $(0.6) million, with a current ratio of 0.98 to 1.0, at March 31, 1998. This compares with a net working capital of $11.0 million at December 31, 1997. $11.3 million of cash was used in January, 1998 to acquire the assets of Indiana Telcom Corporation.

         Based upon current expectations, the Company believes that cash flow from operations, together with amounts which may be borrowed under the amended credit facility, will be adequate for it to meet its working capital requirements, pursue its business strategy and service its obligations with respect to its 12 1/4% Senior Notes through December 31, 1999, although there can be no assurances that it will be able to do so. The preceding forward looking information is subject to a variety of factors and uncertainties, including the impact of competition on the Company's operations, the ultimate implementation and effect of the Telecommunications Act of 1996, and the ongoing ability of the Company to deploy its phones in favorable locations and to continue to implement operational improvements.

PART II. Item 6 of the Form 10-Q for the quarter ended March 31, 1998 is hereby amended in its entirety to read as follows:

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

                                   PEOPLES TELEPHONE COMPANY, INC.
                                   Registrant


Date:    November 6, 1998           /s/ William A. Baum
                                    ----------------------------------
                                    William A. Baum

                                    On behalf of the registrant and as
                                    Chief Financial Officer