Form 10-Q/A
period 1998-06-30
PEOPLES TELEPHONE COMPANY INC
filed 1998-11-09
CIK 819694

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-Q / A No. 1


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

                 2300 NORTHWEST 89TH PLACE, MIAMI, FLORIDA 33172
              --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (305) 593-9667
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                              --------------------

Part I, Item 1 of the Form 10-Q for the quarter ended June 30, 1998 is hereby amended in its entirety to read as follows:

Part I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         PEOPLES TELEPHONE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          JUNE 30,           DECEMBER 31,
                           ASSETS                                           1998                1997
                                                                         ----------          -----------
                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents...................................            $  6,223           $ 22,834
  Restricted cash.............................................                 929                920
  Accounts receivable, net of allowance for doubtful
     accounts of $4,744 in 1998 and $4,936 in 1997............              22,767             17,061
  Prepaid expenses and other current assets...................               2,225              2,631
                                                                          --------           --------
      Total current assets....................................              32,144             43,446

Property and equipment, net...................................              51,369             50,362
Location contracts, net.......................................              22,932             23,936
Intangible assets, net........................................                 633                824
Goodwill, net.................................................               8,900              4,084
Deferred income taxes.........................................               3,407              3,407
Other assets, net............................................                4,972              5,258
                                                                          --------           --------
     Total assets.............................................            $124,357           $131,317
                                                                          ========           ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt......           $     210          $     634
  Current portion of obligations under capital leases.........                 510                536
  Accounts payable and accrued expenses.......................              23,506             22,722
  Accrued interest payable....................................               5,633              5,702
  Income and other taxes payable..............................               2,844              2,844
                                                                          --------           --------
     Total current liabilities................................              32,703             32,438

Notes payable and long-term debt..............................             100,000            100,000
Obligations under capital leases..............................                 947                275
                                                                          --------           --------
     Total liabilities........................................             133,650            132,713
                                                                          --------           --------

Commitments and contingencies ................................                  --                 --

Redeemable Preferred Stock:
  Cumulative convertible preferred stock; Series C, $.01 par value; 160 shares authorized; 150 shares issued and
       outstanding, $100 per share liquidation value..........              13,790             13,711
  Preferred stock dividends payable ..........................               3,432             2,573
                                                                          --------           --------
      Total preferred stock..................................               17,222             16,284
                                                                          --------           --------

Common shareholders' deficit:
  Preferred stock; $.01 par value; 4,240 shares authorized;
     none issued and outstanding.............................                   --                 --
  Convertible preferred stock; Series B, $.01 par value;
     600 shares authorized; none issued and outstanding.......                  --                 --
  Common stock; $.01 par value; 75,000 shares authorized;
     16,212 shares in 1998 and 16,209 shares in 1997 issued
     and outstanding..........................................                 162                162
  Capital in excess of par value..............................              58,360             59,291
  Accumulated deficit ........................................             (82,522)           (75,108)
  Accumulated other comprehensive loss........................              (2,515)            (2,025)
                                                                          --------           --------
     Total common shareholders' deficit.......................             (26,515)           (17,680)
                                                                          --------           --------
     Total liabilities less shareholders' deficit.............            $124,357           $131,317
                                                                          ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   FOR THE THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                   --------------------------
                                                                    1998                1997
                                                                   -------            -------
Revenues:
  Coin calls ...............................................       $20,275            $19,293
  Non-coin calls............................................         9,079             10,173
                                                                   -------            -------
     Total revenues.........................................        29,354             29,466

Costs and expenses:
  Telephone charges.........................................         6,849              7,327
  Commissions...............................................         8,458              7,998
  Field service and collection..............................         5,491              4,914
  Depreciation and amortization.............................         5,624              5,352
  Selling, general and administrative.......................         3,061              2,926
                                                                   -------            -------
      Total costs and expenses..............................        29,483             28,517
                                                                   -------            -------
  Operating (loss) income...................................          (129)               949

Other expenses:
   Interest expense, net....................................         3,265              3,280
                                                                   -------            -------

Loss from continuing operations
  before income taxes.......................................        (3,394)            (2,331)
Income taxes ...............................................            --                 --
                                                                   -------            -------
Loss from continuing operations.............................        (3,394)            (2,331)


Loss from discontinued operations...........................            --               (620)
                                                                   -------            -------
Net loss....................................................        (3,394)            (2,951)

Dividends and accretion on preferred stock..................          (636)              (302)
                                                                   -------            -------
Net loss applicable to common shareholders..................       $(4,030)           $(3,253)
                                                                   =======            =======

Loss per common share (basic and diluted):
   Loss from continuing operations..........................       $ (0.25)           $ (0.16)
   Loss from discontinued operations........................            --              (0.04)
                                                                   -------            -------
Net loss....................................................       $ (0.25)           $ (0.20)
                                                                   =======            =======

Weighted average common shares outstanding..................        16,212             16,195
                                                                   =======            =======




The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   --------------------------
                                                                    1998                1997
                                                                   -------            -------
Revenues:
  Coin calls ...............................................       $39,528            $37,233
  Non-coin calls............................................        17,720             20,284
                                                                   -------            -------
     Total revenues.........................................        57,248             57,517

Costs and expenses:
  Telephone charges.........................................        14,147             14,740
  Commissions...............................................        16,287             15,564
  Field service and collection..............................        10,568              9,660
  Depreciation and amortization.............................        11,102             10,608
  Selling, general and administrative.......................         6,063              5,861
                                                                   -------            -------
      Total costs and expenses..............................        58,167             56,433
                                                                   -------            -------
  Operating (loss) income...................................          (919)             1,084

Other expenses:
   Interest expense, net....................................         6,495              6,628
                                                                   -------            -------

Loss from continuing operations
  before income taxes.......................................        (7,414)            (5,544)
Income taxes ...............................................            --                 --
                                                                   -------            -------
Loss from continuing operations.............................        (7,414)            (5,544)


Loss from discontinued operations...........................            --             (1,305)
                                                                   -------            -------
Net loss....................................................        (7,414)            (6,849)

Dividends and accretion on preferred stock..................          (937)              (603)
                                                                   -------            -------
Net loss applicable to common shareholders..................       $(8,351)           $(7,452)
                                                                   =======            =======

Loss per common share (basic and diluted):
   Loss from continuing operations..........................       $ (0.52)           $ (0.38)
   Loss from discontinued operations........................            --              (0.08)
                                                                   -------            -------
Net loss....................................................       $ (0.52)           $ (0.46)
                                                                   =======            =======

Weighted average common shares outstanding..................        16,212             16,195
                                                                   =======            =======




The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLES TELEPHONE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                               FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                         ----------------------------------
                                                                           1998                     1997
                                                                         --------                  -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss...................................................           $ (7,414)                 $(6,849)
   Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities:
   Depreciation and amortization..............................             11,102                   10,608
   Amortization of deferred financing costs...................                393                      510
   Changes in operating assets and liabilities:
         Accounts receivable..................................             (5,706)                  (7,247)
         Prepaid expenses and other current assets............                406                       36
         Other assets.........................................               (596)                     219
         Accounts payable and accrued expenses................                784                    1,457
         Accrued interest payable.............................                (69)                       8
         Income and other taxes payable.......................                 --                      (32)
         Net effect of discontinued operations and assets
           held for sale......................................                 --                    1,350
                                                                         --------                  -------
   Net cash (used in) provided by operating activities........             (1,100)                      60

CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions...........................             (1,719)                  (1,381)
   Proceeds from sale of assets...............................                 --                      233
   Payments for acquisition of Indiana Telcom assets..........            (11,317)                      --
   Payments for certain contracts.............................             (1,598)                  (2,234)
   Restricted cash............................................                 (9)                    (886)
                                                                         --------                  -------
   Net cash used in investing activities......................            (14,643)                  (4,268)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt.......................               (424)                    (285)
   Principal payments under capital lease obligations.........               (451)                    (641)
   Exercise of stock options and warrants.....................                  7                        2
                                                                         --------                  -------
   Net cash used in financing activities......................               (868)                    (924)
                                                                         --------                  -------

   Net decrease in cash and cash equivalents..................            (16,611)                  (5,132)
   Cash and cash equivalents at beginning of period...........             22,834                   12,556
                                                                         --------                  -------
   Cash and cash equivalents at end of period.................           $  6,223                  $ 7,424
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

NOTE 2 - INVESTMENTS AND OTHER COMPREHENSIVE LOSS

Investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS 115"). The Company's investment in Global Telecommunications Solutions, Inc. ("GTS") is classified as "available for sale", and reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of shareholders' deficit. The Company's investment in GTS common stock at June 30, 1998 was approximately $0.6 million, net of approximately $2.5 million of unrealized losses.

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

The components of the comprehensive loss are as follows (in thousands):


                                                                                    FOR THE THREE MONTHS
                                                                                        ENDED JUNE 30,
                                                                                   ------------------------
                                                                                     1998             1997
                                                                                   -------          -------
Net loss...................................................................        $(3,394)         $(2,951)
Unrealized loss on investment .............................................           (617)            (682)
                                                                                   -------          -------
Comprehensive loss.........................................................        $(4,011)         $(3,633)
                                                                                   =======          =======

                                                                                     FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                   -----------------------
                                                                                     1998             1997
                                                                                   -------          ------
Net loss...................................................................        $(7,414)         $(6,849)
Unrealized (loss) gain on investment.......................................           (490)             554
                                                                                   -------          -------
Comprehensive loss.........................................................        $(7,904)         $(6,295)
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


                                                                                     FOR THE THREE MONTHS
                                                                                         ENDED JUNE 30,
                                                                                    ----------------------
                                                                                     1998            1997
                                                                                    -------         ------
Loss from continuing operations ...........................................         $(3,394)        $(2,331)
         Deduct:
         Cumulative preferred stock dividend requirement...................            (263)           (263)
         Cumulative adjustment for preferred stock
                dividend compounding.......................................            (334)             --
         Preferred stock issuance cost accretion...........................             (39)            (39)
                                                                                    -------         -------

         Loss from continuing operations
                applicable to common shareholders..........................         $(4,030)        $(2,633)
                                                                                    =======         =======

         Weighted average common shares outstanding........................          16,212          16,195
                                                                                    =======         =======

         Basic and diluted loss per share from continuing operations.......         $ (0.25)        $ (0.16)
                                                                                    =======         =======

                                                                                       FOR THE SIX MONTHS
                                                                                         ENDED JUNE 30,
                                                                                    -----------------------
                                                                                      1998            1997
                                                                                    -------         -------
Loss from continuing operations ...........................................         $(7,414)        $(5,544)
         Deduct:
         Cumulative preferred stock dividend requirement...................            (525)           (525)
         Cumulative adjustment for preferred stock
                dividend compounding.......................................            (334)             --
         Preferred stock issuance cost accretion...........................             (78)            (78)
                                                                                    -------         -------

         Loss from continuing operations
                applicable to common shareholders..........................         $(8,351)        $(6,147)
                                                                                    =======         =======

         Weighted average common shares outstanding........................          16,212          16,195
                                                                                    =======         =======

         Basic and diluted loss per share from continuing operations.......         $ (0.52)        $ (0.38)
                                                                                    =======         =======


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

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


NOTE 4 - LONG-TERM DEBT

During June 1998, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement which modified the Company's financial covenants in the Company's $20 million credit facility with Creditanstalt Corporate Finance, Inc., formerly known as "Creditanstalt-Bankverein", (the "Credit Facility") as of June 30, 1998. The interest rate on balances outstanding under the Credit Facility varies based upon the leverage ratio maintained by the Company. Outstanding principal balances are due in full in the year 2000. Interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily available balance of the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and contains certain covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends. At June 30, 1998, the Company had no amounts borrowed under the Credit Facility and was in compliance with the financial covenants.

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

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


The following summarizes unaudited pro forma consolidated results of operations for the six months ending June 30, 1997 assuming that the Indiana Telcom acquisition occurred at the beginning of 1997. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results that would have been obtained if this acquisition had been effected on the date indicated or which may be obtained in the future (in thousands, except per share data).

         Six months ended June 30, 1997:

            Total revenues.............................................$60,255

            Loss from continuing operations.............................(5,789)

            Loss from continuing operations per common share.............(0.39)

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

The transaction, which is intended to close in the fourth quarter of 1998, is subject to the approval of the shareholders of both companies, receipt of required regulatory approvals and other customary conditions. Consummation of the Merger is conditioned on its eligibility for pooling-of-interests accounting treatment. The transaction is also subject to conversion of the Company's Series C Cumulative Convertible Preferred Stock into common stock and receipt by Davel of financing for, and successful consummation of, a cash tender offer for the Company's 12 1/4% Senior Notes due 2002 (the "Senior Notes"), pursuant to which a minimum of 85% of the aggregate outstanding principal amount of $100 million shall have been tendered. Davel plans to refinance the Senior Notes through a combination of high-yield debt and a new senior credit facility. No assurance can be given that all of the conditions for the consummation of the proposed Merger will be satisfied.

As of June 30, 1998, the Company had incurred approximately $0.6 million in accounting, legal and advisory costs relating to the pending business combination. These costs have been recorded in other assets on the Company's Consolidated Balance Sheet and will be recognized in results of operations upon the consummation of the Merger.

NOTE 9 - DIAL-AROUND COMPENSATION

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

From October 7, 1997 to October 6, 1999, the Company is entitled to receive dial-around compensation at a per-call rate of $0.284 based on the actual number of dial-around calls placed from each of its payphones (or such other number of calls as may be ultimately permitted by the FCC or the courts). Thereafter, the dial-around compensation rate is anticipated to be at a per-call rate equal to the local coin call rate less $0.066. For the period from October 7, 1997 to June 30, 1998, the Company recorded dial-around compensation revenue using an estimated 131 calls per month per payphone. The Company has based its compensation on an estimated number of calls (131) per payphone per month because actual call counts are not available from the IXCs until four to nine months after the calls are made. From October 7, 1997 forward, the estimated amount may be adjusted for actual call counts provided by the IXCs.

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

On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision. The Company believes that the FCC will issue its ruling in the current proceeding within the six-month period established by the Court. Based on the information available to it, the Company does not believe that it is reasonably possible that the amount of compensation for dial-around calls will be materially reduced from the amount recorded as dial-around compensation. While the amount of $0.284 per call constitutes the Company's position on the minimum appropriate level of fair compensation, certain IXCs have challenged this rate level, asserting that the appropriate level of fair compensation should be lower than $0.284 per call.

                         PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


NOTE 10 - COMMITMENTS AND CONTINGENCIES

In December 1995, Cellular World filed a complaint in Dade County Circuit Court against the Company and its subsidiary, PTC Cellular, Inc., alleging wrongful interference with Cellular World's advantageous business relationship with Alamo Rent-A-Car, and alleged misappropriation of Cellular World's trade secrets concerning Cellular World's proprietary cellular car phone rental system equipment. Cellular World is seeking damages alleged to exceed $10 million. The Company successfully obtained dismissal of one count of the complaint early in the proceedings, but the court allowed the remaining two counts to proceed through discovery. Formal discovery is nearly completed. On July 31, 1998, the court granted a summary judgment in the Company's favor, dismissing one of the two remaining counts. Trial has been reset for February 1999. Based on the discovery conducted to date, the Company continues to believe that it has several meritorious legal and factual defenses. Based upon the incomplete status of discovery, the Company is unable to predict the final outcome of the litigation.

Item 2 for the Form 10-Q for the quarter ended June 30, 1998 is amended in its entirety to read as follows:

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

         Statements in Management's Discussion and Analysis relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: the impact of competition, especially in a deregulated environment (including the ability of the Company to implement higher market-based rates for local coin calls as well as competition from alternative telecommunications services, such as wireless communications), uncertainties with respect to the implementation and effect of the Telecommunications Act of 1996, including any new rule-making by the Federal Communications Commission ("FCC") or litigation which may seek to modify or overturn the FCC orders implementing such act or portions thereof, particularly in the area of Dial-Around Compensation (as defined below), the ongoing ability of the Company to deploy its public payphones in favorable locations, the Company's ability to continue to implement operational improvements, the ability of the Company to efficiently integrate acquisitions of other telephone companies and the Company's ability to consummate the planned business combination with Davel Communications Group, Inc. Such factors and others are set forth more fully in the Company's 1997 Annual Report on Form 10-K and the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

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

         From October 7, 1997 to October 6, 1999, the Company is entitled to receive dial-around compensation at a per-call rate of $0.284 based on the actual number of dial-around calls placed from each of its payphones (or such other number of calls as may be ultimately permitted by the FCC or the courts). Thereafter, the dial-around compensation rate is anticipated to be at a per-call rate equal to the local coin call rate less $0.066. For the period from October 7, 1997 to June 30, 1998, the Company recorded dial-around compensation revenue using an estimated 131 calls per month per payphone. The Company has based its compensation on an estimated number of calls per payphone per month because actual call counts are not provided by the IXCs for as much as nine months after the calls are made. From October 7, 1997 forward, the estimated amount may be adjusted for actual call counts provided by the IXCs. For the period from October 7, 1997 to December 31, 1997, Peoples did not begin to receive detail call count reporting from the carriers until July 1998. That reporting is still not complete. AT&T, in particular, has not provided accurate call count reporting for this period and has therefore agreed to pay Peoples on all of its payphones at a surrogate flat rate for this period. Until detailed information is available to support higher estimates, Peoples continues to accrue dial-around compensation at an estimated 131 call average per payphone per month based on the FCC's original industry average figures.

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

         On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision. The Company believes that the FCC will issue its ruling in the current proceeding within the six-month period established by the Court. Based on the information available to it, the Company does not believe that it is reasonably possible that the amount of compensation for dial-around calls will be materially reduced from the amount recorded as dial-around compensation. While the amount of $0.284 per call constitutes the Company's position on the minimum appropriate level of fair compensation, certain IXCs have challenged this rate level asserting that the appropriate level of fair compensation should be lower than $0.284 per call.

         As part of the non-coin revenue, the Company recorded dial-around compensation revenue of approximately $3.2 million for the period from November 7, 1996 through December 31, 1996, approximately $17.2 million for the period from January 1, 1997 through December 31, 1997, and approximately $9.6 million for the period from January 1, 1998 through June 30, 1998.

REVENUES

         The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 69.1% and 65.5% of total revenues for the quarters ended June 30, 1998 and 1997, respectively, and 69.0% and 64.7% of total revenues for the six months ended June 30, 1998 and 1997, respectively. Coin revenue increased 5.1% to $20.3 million during the quarter ended June 30, 1998, and increased approximately 6.2% to $39.5 million for the six months ended June 30, 1998, as compared to the same periods in 1997. The Company's average installed public pay telephone base was approximately 42,700 phones and 38,600 phones for the six month periods ended June 30, 1998 and 1997, respectively. Coin revenue on a per phone basis decreased by 4.8% and 3.8% for the quarter and the six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The decrease in coin revenue on a per phone basis is primarily attributable to the higher than expected call suppression resulting from the implementation of higher market-based local calling rates following local coin rate deregulation. The Company believes that the magnitude of the call suppression should decrease as public payphone consumers become accustomed to the market-based local coin rates, although there can be no assurances that this will occur. The Company also believes that the decrease is the result of, among other things, the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and the operation of more public pay telephones in close proximity to the Company's telephones.

         A significant portion of the Company's revenues is derived from compensation mandated by the FCC under the Telecommunications Act of 1996 for access code and 1-800 subscriber calls ("Dial-Around Compensation"). In accordance with the FCC's initial orders thereunder, the Company recorded Dial-Around Compensation at the rate of $45.85 per pay phone per month (an assumed 131 calls multiplied by $0.35 per call) during the first and second quarters of 1997. As a result of court challenges, the FCC modified this rate during the fourth quarter of 1997 to $0.284 per call for per call compensation from October 7, 1997 forward. The FCC also tentatively concluded that the same $0.284 per call rate should govern compensation obligations during the period from November 7, 1996 through October 6, 1997 and that the allocation method between long-distance carriers would be determined in a separate order. The Company recorded the net effect of this rate change as a Provision for Dial-Around Compensation Adjustment in the third quarter of 1997. For the period from November 7, 1996 through October 6, 1997, the Company has collected approximately $10.1 million from carriers for Dial-Around Compensation. At June 30, 1998, the Company's accounts receivable include approximately $6.3 million of accrued revenue for Dial-Around Compensation from this period which will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC. A future order from the FCC to resolve the allocation of compensation obligations among the carriers is expected during the first six months of 1999. See "Business - Public Pay Telephone Industry Overview", "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Dial-Around Compensation Adjustment" appearing in the Company's Form 10-K for the year ended December 31, 1997 for a more complete discussion.

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

NET LOSS

         Net loss for the three months ended June 30, 1998 was approximately $3.4 million as compared to $3.0 million for the second quarter of 1997. After adjusting for the rate change for Dial-Around Compensation, 1997's second quarter net loss would have been approximately $0.8 million greater. Using this adjusted figure for comparison, the net loss for the second quarter of 1998 would have been approximately $0.4 million, or 9.8%, lower than the second quarter of 1997. For the six months ended June 30, 1998 and 1997, the Company had net losses of approximately $7.4 million and $6.8 million, respectively. After adjusting for the rate change for Dial-Around Compensation, 1997's six month net loss would have been approximately $1.6 million greater. Using this adjusted figure for comparison, the net loss for the first six months of 1998 would have been approximately $1.1 million, or 12.5%, lower than the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter of 1998, the Company continued to finance its operations from current and prior period operating cash flow. For the six months ended June 30, 1998, the Company's operating cash flow was $(1.1) million compared to $0.1 million for the same period in 1997, due primarily to a higher net loss and an increase in other assets related to costs incurred in connection with the Merger. Accounts receivable, primarily due from carriers for Dial-Around Compensation, increased during the six months ended June 30, 1998, primarily due to payment delays as carriers implemented new payment systems for per-call compensation under the FCC's Dial-Around Compensation orders. Subsequent to June 30, the Company has received approximately $6.1 million in Dial-Around Compensation payments from various carriers with respect to fourth quarter 1997 and first quarter 1998 obligations. The allowance for doubtful accounts decreased by approximately $0.2 million, primarily as a result of the write-off of a portion of uncollectible inmate division accounts, offset somewhat by an increase in the allowance for uncollectible Dial-Around Compensation receivables.

         The Company's net working capital was approximately ($0.6) million, with a current ratio of 0.98 to 1.0, at June 30, 1998. This compares with a net working capital of $11.0 million at December 31, 1997. The Company used $11.3 million of cash in January, 1998 to acquire the assets of Indiana Telcom.

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

         The Company's Year 2000 project is broken into seven major sub-projects, including: 1) Telecommunications Equipment, 2) Computer Equipment,
3) Software, 4) Databases, 5) Data Services, 6) Network Infrastructure, and 7) Telephone Equipment. Each sub-project is divided into 4 phases: a) Analysis/Assessment, b) Plan Development, c) Implementation, and d) Testing. As each phase and sub-project is completed, project progress will be tracked against planned targets, and resource adjustments made as necessary. Two subprojects, Telecommunications Equipment and Software, began in the third quarter of 1998. The remaining sub-projects will all be underway by the fourth quarter of 1998. The project is estimated to be complete by August of 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that, with modifications to existing software, conversions to new software and replacement or modification of certain embedded systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue would have a material adverse impact on the Company's business, financial condition and results of operations. In addition, formal communications with all significant suppliers and customers have been initiated to determine the extent to which related interfaces with the Company's systems are vulnerable if these third parties fail to remediate their own Year 2000 issues. There can be no assurance that these third parties' systems will be converted on a timely basis and will not adversely affect the Company's systems.

         The Company has completed the initial assessment of the Year 2000 issue with respect to internal business systems, and believes that it has secured sufficient resources to implement new and modified computer systems to address the issue. As a result, the Company has not identified a need for contingency planning with respect to those systems at this time. The assessment of embedded systems is nearing completion and, due to the manageable quantity of embedded devices encountered in the Company's facilities, the Company does not believe that findings in the assessment warrant contingency planning at this time. The assessment of third parties external to the Company is underway, and may reveal the need for contingency planning based on the progress and findings of the Year 2000 project.

         The Company will utilize both internal and external resources to complete and test the Year 2000 project. At the present time, the total estimated cost of this project is in a range of $0.5 million to $1.0 million and is being funded through operating cash flows. Approximately 20% of the total will relate to purchased software and hardware and will be capitalized. The remainder will be expensed as incurred. Through June 30, 1998, related costs incurred were not material. Project costs and the targeted completion date are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the ability to locate and correct all relevant computer codes, third party modification plans and other factors. There can be no assurance these estimates will be achieved or that the actual results will not differ materially from those anticipated.

Part II, Item 6 of the Form 10-Q for the quarter ended June 30, 1998 is hereby amended in its entirety to read as follows:

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


                                              PEOPLES TELEPHONE COMPANY, INC.
                                              REGISTRANT


Date:   November 6, 1998                      /s/ WILLIAM A. BAUM
                                              ---------------------------------
                                              William A. Baum
                                              On behalf of the registrant and as
                                              Chief Financial Officer