Form 10-Q
period 1998-09-30
PEOPLES TELEPHONE COMPANY INC
filed 1998-11-13
CIK 819694

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  [X] Quarterly Report Pursuant to Section 13
                    or 15(d) of the Securities Exchange Act
                                    of 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 1998

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

                   2300 NORTHWEST 89TH PLACE, MIAMI, FLORIDA
                   -----------------------------------------
           33172 (Address of principal executive offices) (Zip Code)

                                 (305) 593-9667
                                 --------------
              (Registrant's telephone number, including area code)

                                   ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, outstanding at November 9, 1998: 16,212,935 shares.

Part I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PEOPLES TELEPHONE COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         September 30,       December 31,
                                    ASSETS                                   1998                1997
                                                                          ----------          ----------
                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents .....................................         $    5,817          $   22,834
  Restricted cash ...............................................                929                 920
  Accounts receivable, net of allowance for doubtful
     accounts of $3,898 in 1998 and $4,936 in 1997 ..............             18,579              17,061
  Prepaid expenses  and other current assets ....................              2,149               2,631
                                                                          ----------          ----------
      Total current assets ......................................             27,474              43,446

Property and equipment, net .....................................             49,809              50,362
Location contracts, net .........................................             22,215              23,936
Intangible assets, net ..........................................                451                 824
Goodwill, net ...................................................              8,442               4,084
Deferred income taxes ...........................................              3,407               3,407
Other assets, net ...............................................              4,637               5,258
                                                                          ----------          ----------
     Total assets ...............................................         $  116,435          $  131,317
                                                                          ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt ........         $       54          $      634
  Current portion of obligations under capital leases ...........                604                 536
  Accounts payable and accrued expenses .........................             21,754              22,722
  Accrued interest payable ......................................              2,578               5,702
  Income and other taxes payable ................................              2,772               2,844
                                                                          ----------          ----------
     Total current liabilities ..................................             27,762              32,438

Notes payable and long-term debt ................................            100,000             100,000
Obligations under capital leases ................................              1,488                 275
                                                                          ----------          ----------
     Total liabilities ..........................................            129,250             132,713
                                                                          ----------          ----------

Commitments and contingencies ...................................                 --                  --

Redeemable Preferred Stock:
  Cumulative convertible preferred stock; Series C,
       $.01 par value; 160 shares authorized;
       150 shares issued and outstanding,
       $100 per share liquidation value .........................             13,823              13,711
  Preferred stock dividends payable .............................              3,756               2,573
                                                                          ----------          ----------
      Total preferred stock .....................................             17,579              16,284
                                                                          ----------          ----------

Common shareholders' deficit:
  Preferred stock; $.01 par value; 4,240 shares authorized;
     none issued and outstanding ................................                 --                  --
  Convertible preferred stock; Series B, $.01 par value;
     600 shares authorized; none issued and outstanding .........                 --                  --
  Common stock; $.01 par value; 75,000 shares authorized;
     16,213 shares in 1998 and 16,209 shares in 1997 issued
     and  outstanding ...........................................                162                 162
  Capital in excess of par value ................................             58,004              59,291
  Accumulated deficit ...........................................            (85,671)            (75,108)
  Accumulated other comprehensive loss ..........................             (2,889)             (2,025)
                                                                          ----------          ----------
     Total common shareholders' deficit .........................            (30,394)            (17,680)
                                                                          ----------          ----------
     Total liabilities less shareholders' deficit ...............         $  116,435          $  131,317
                                                                          ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         For the three months ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1998           1997
                                                                          ----------     ----------
Revenues:
  Coin calls ....................................................         $   19,694     $   19,796
  Non-coin calls ................................................              9,323          6,640
                                                                          ----------     ----------
     Total revenues .............................................             29,017         26,436

Costs and expenses:
  Telephone charges .............................................              6,877          7,484
  Commissions ...................................................              8,248          6,029
  Field service and collection ..................................              5,361          4,960
  Depreciation and amortization .................................              5,539          5,376
  Selling, general and administrative ...........................              2,933          3,592
                                                                          ----------     ----------
      Total costs and expenses ..................................             28,958         27,441
                                                                          ----------     ----------
  Operating income (loss) .......................................                 59         (1,005)

Other expenses:
   Interest expense, net ........................................              3,208          3,192
                                                                          ----------     ----------

Loss from continuing operations
  before income taxes ...........................................             (3,149)        (4,197)
Income taxes ....................................................                 --             --
                                                                          ----------     ----------
Loss from continuing operations .................................             (3,149)        (4,197)

Loss from discontinued operations ...............................                 --           (713)
                                                                          ----------     ----------
Net loss ........................................................             (3,149)        (4,910)

Dividends and accretion on preferred stock ......................               (363)          (301)
                                                                          ----------     ----------
Net loss applicable to common shareholders ......................         $   (3,512)    $   (5,211)
                                                                          ==========     ==========

Loss per common share (basic and diluted):
   Loss from continuing operations...............................         $    (0.22)    $    (0.28)
   Loss from discontinued operations ............................                 --          (0.04)
                                                                          ----------     ----------
Net loss.........................................................         $    (0.22)    $    (0.32)
                                                                          ==========     ==========

Weighted average common shares outstanding ......................             16,213         16,195
                                                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          For the nine months ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1998           1997
                                                                          ----------     ----------
Revenues:
  Coin calls ....................................................         $   59,222     $   57,029
  Non-coin calls ................................................             27,043         26,924
                                                                          ----------     ----------
     Total revenues .............................................             86,265         83,953

Costs and expenses:
  Telephone charges .............................................             21,024         22,224
  Commissions ...................................................             24,535         21,593
  Field service and collection ..................................             15,929         14,620
  Depreciation and amortization .................................             16,641         15,984
  Selling, general and administrative ...........................              8,996          9,453
                                                                          ----------     ----------
      Total costs and expenses ..................................             87,125         83,874
                                                                          ----------     ----------
  Operating (loss) income .......................................               (860)            79

Other expenses:
   Interest expense, net ........................................              9,703          9,820
                                                                          ----------     ----------

Loss from continuing operations
  before income taxes ...........................................            (10,563)        (9,741)
Income taxes ....................................................                 --             --
                                                                          ----------     ----------
Loss from continuing operations .................................            (10,563)        (9,741)

Loss from discontinued operations ...............................                 --         (2,018)
                                                                          ----------     ----------
Net loss ........................................................            (10,563)       (11,759)

Dividends and accretion on preferred stock ......................             (1,300)          (904)
                                                                          ----------     ----------
Net loss applicable to common shareholders ......................         $  (11,863)    $  (12,663)
                                                                          ==========     ==========

Loss per common share (basic and diluted):
   Loss from continuing operations ..............................         $    (0.73)    $    (0.66)
   Loss from discontinued operations ............................                 --          (0.12)
                                                                          ----------     ----------
Net loss ........................................................         $    (0.73)    $    (0.78)
                                                                          ==========     ==========

Weighted average common shares outstanding ......................             16,212         16,195
                                                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                          For the nine months ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1998           1997
                                                                          ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................................         $  (10,563)    $  (11,759)
   Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities:
   Depreciation and amortization ................................             16,641         15,984
   Amortization of deferred financing costs .....................                590            667
   Changes in operating assets and liabilities:
         Accounts receivable ....................................             (1,518)        (4,240)
         Prepaid expenses and other current assets ..............                482             23
         Other assets ...........................................               (832)         2,876
         Accounts payable and accrued expenses ..................               (968)          (982)
         Accrued interest payable ...............................             (3,124)        (3,083)
         Income and other taxes payable .........................                (72)           335
         Net effect of discontinued operations and assets
           held for sale ........................................                 --          2,115
                                                                          ----------     ----------
   Net cash provided by operating activities ....................                636          1,936

CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions .............................             (2,886)        (2,156)
   Proceeds from sale of assets .................................                 --            233
   Payments for acquisition of Indiana Telcom assets ............            (11,317)            --
   Payments for certain contracts ...............................             (2,292)        (2,939)
   Restricted cash ..............................................                 (9)          (898)
                                                                          ----------     ----------
   Net cash used in investing activities ........................            (16,504)        (5,760)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt .........................               (580)          (426)
   Principal payments under capital lease obligations ...........               (577)          (758)
   Debt issuance costs ..........................................                 --           (218)
   Exercise of stock options and warrants .......................                  8             --
                                                                          ----------     ----------
   Net cash used in financing activities ........................             (1,149)        (1,402)
                                                                          ----------     ----------

   Net decrease in cash and cash equivalents ....................            (17,017)        (5,226)
   Cash and cash equivalents at beginning of period .............             22,834         12,556
                                                                          ----------     ----------
   Cash and cash equivalents at end of period ...................         $    5,817     $    7,330
                                                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 as set forth in the Company's 1997 Annual Report on Form 10-K as amended by Form 10-K/A No.1 ("Form 10-K").

NOTE 2 - INVESTMENTS AND OTHER COMPREHENSIVE LOSS

Investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS 115"). The Company's investment in Global Telecommunications Solutions, Inc. ("GTS") is classified as "available for sale", and reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of shareholders' deficit. The Company's investment in GTS common stock at September 30, 1998 was approximately $0.2 million, net of approximately $2.9 million of unrealized losses.

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

The components of the comprehensive loss are as follows (in thousands):

                                                                         For the three months ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1998           1997
                                                                          ----------     ----------
Net loss ........................................................         $   (3,149)    $   (4,910)
Unrealized (loss) gain on investment ............................               (373)           320
                                                                          ----------     ----------
Comprehensive loss ..............................................         $   (3,522)    $   (4,590)
                                                                          ==========     ==========

                                                                          For the nine months ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1998           1997
                                                                          ----------     ----------
Net loss ........................................................         $  (10,563)    $  (11,759)
Unrealized (loss) gain on investment ............................               (863)           874
                                                                          ----------     ----------
Comprehensive loss ..............................................         $  (11,426)    $  (10,885)
                                                                          ==========     ==========

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

For the quarter and nine months ended September 30, 1998 and 1997, the treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. The following table summarizes the loss from continuing operations and the weighted average number of shares outstanding used in the computation of loss from continuing operations per common share in accordance with SFAS No. 128, EARNINGS PER SHARE (in thousands, except per share data).

                                                                         For the three months ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1998           1997
                                                                          ----------     ----------
Loss from continuing operations .................................         $   (3,149)    $   (4,197)
         Deduct:
         Cumulative preferred stock dividend requirement ........               (324)          (262)

         Preferred stock issuance cost accretion ................                (39)           (39)
                                                                          ----------     ----------

         Loss from continuing operations
                applicable to common shareholders ...............         $   (3,512)    $   (4,498)
                                                                          ==========     ==========

         Weighted average common shares outstanding .............             16,213         16,195
                                                                          ==========     ==========

         Basic and diluted loss per share from continuing operations      $    (0.22)    $    (0.28)
                                                                          ==========     ==========

                                                                          For the nine months ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1998           1997
                                                                          ----------     ----------
Loss from continuing operations .................................         $  (10,563)    $   (9,741)
         Deduct:
         Cumulative preferred stock dividend requirement ........               (849)          (787)
         Cumulative adjustment for preferred stock
                dividend compounding ............................               (334)            --
         Preferred stock issuance cost accretion ................               (117)          (117)
                                                                          ----------     ----------

         Loss from continuing operations

                applicable to common shareholders ...............         $  (11,863)    $  (10,645)
                                                                          ==========     ==========

         Weighted average common shares outstanding .............             16,212         16,195
                                                                          ==========     ==========

         Basic and diluted loss per share from continuing operations      $    (0.73)    $    (0.66)
                                                                          ==========     ==========

Diluted loss per share is equal to basic loss per share since the conversion of preferred shares and the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE 4 - LONG-TERM DEBT

During June 1998, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement which modified the Company's financial covenants in the Company's $20 million credit facility with Bank Austria Creditanstalt Corporate Finance, Inc., formerly known as "Creditanstalt-Bankverein", (the "Credit Facility") as of June 30, 1998. The interest rate on balances outstanding under the Credit Facility varies based upon the leverage ratio maintained by the Company. Outstanding principal balances are due in full in the year 2000. Interest is payable monthly for loans based on the prime rate and quarterly for loans based on the LIBOR rate. A commitment fee of 1/2 of 1% is charged on the aggregate daily available balance of the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and contains certain covenants which, among other things, require the Company to maintain certain cash flow levels and interest coverage ratios and places certain restrictions on the payment of dividends. At September 30, 1998, the Company had no amounts borrowed under the Credit Facility and was in compliance with the financial covenants.

NOTE 5 - INCOME TAXES

For the three and nine months ended September 30, 1998, the Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.2 million and $4.0 million, respectively. Valuation allowances were provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

NOTE 6 - LOSS FROM DISCONTINUED OPERATIONS

In the fourth quarter of 1997, the Company sold the operating assets of its inmate telephone division. The accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 1997 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 have been restated to present results of the former inmate telephone division as discontinued operations. For the three months and nine months ended September 30, 1997, the Company reported approximately $0.7 million and $2.0 million in losses from discontinued operations, respectively.

NOTE 7 - ACQUISITION OF INDIANA TELCOM CORPORATION

On January 12, 1998, the Company acquired the operating assets of Indiana Telcom Corporation for approximately $11.3 million in cash. The results of operations for the Company include the operations of Indiana Telcom from January 12, 1998 forward. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on appraisals and other estimates of their underlying fair values. The allocation of the purchase price is preliminary, pending finalization of appraisals and other estimates. The fair value of the assets acquired included $5.4 million of installed payphones and related equipment and $0.3 million in location contracts. No liabilities were assumed in the transaction. The excess of the purchase price over the fair value of net assets acquired of $5.6 million was recorded as goodwill and is being amortized over 5 years.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE 7 - ACQUISITION OF INDIANA TELCOM CORPORATION (CON'T)

The following summarizes unaudited pro forma consolidated results of operations for the nine months ending September 30, 1997 assuming that the Indiana Telcom acquisition occurred at the beginning of 1997. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results that would have been obtained if this acquisition had been effected on the date indicated or which may be obtained in the future (in thousands, except per share data).

         Nine months ended September 30, 1997:

           Total revenues..............................................$87,760

           Loss from continuing operations.............................(10,494)

           Loss from continuing operations per common share..............(0.70)

NOTE 8 - MERGER AGREEMENT WITH DAVEL COMMUNICATIONS GROUP

The Company has entered into an amended and restated merger agreement with Davel Communications Group, Inc. ("Old Davel") and Davel Holdings, Inc. ("New Davel"). Under the terms of the agreement, which has been approved by the Board of Directors of each company, holders of common stock of the Company will receive 0.235 of a share of New Davel common stock for each outstanding share of Company common stock and the Company and Old Davel will each become a wholly owned subsidiary of New Davel (the "Merger").

The transaction, which is intended to close in the fourth quarter of 1998, is subject to the approval of the shareholders of both Old Davel and the Company, receipt of required regulatory approvals and other customary conditions. Consummation of the Merger is conditioned on its eligibility for pooling-of-interests accounting treatment. The transaction is also subject to conversion of the Company's Series C Cumulative Convertible Preferred Stock into common stock and receipt of financing for, and successful consummation of, a cash tender offer for the Company's 12 1/4% Senior Notes due 2002 (the "Senior Notes"), pursuant to which a minimum of 85% of the aggregate outstanding principal amount of $100 million shall have been tendered. As of November 11, 1998, substantially all of the principal amount had been tendered, thereby satisfying that condition. Old Davel plans to refinance the Senior Notes through a new senior credit facility. No assurance can be given that all of the conditions for the consummation of the proposed Merger will be satisfied.

As of September 30, 1998, the Company had incurred approximately $0.9 million in accounting, legal and advisory costs relating to the pending business combination. These costs have been recorded in other assets on the Company's Consolidated Balance Sheet and will be recognized in results of operations upon the consummation of the Merger.

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE 9 - DIAL-AROUND COMPENSATION

Effective November 6, 1996, pursuant to FCC regulations, the Company derived additional revenues from dial- around calls placed from its public payphones. Under the 1996 Payphone Order, from November 6, 1996 to June 30, 1997, the Company recorded gross dial-around revenue at the then-mandated rate of $45.85 per payphone per month, as compared with the flat fee of $6.00 per payphone per month in place prior to November 6, 1996. Pursuant to the Remand Order, in the period from July 1 to October 6 of 1997, the Company recorded gross dial-around compensation revenue at a rate of $37.20 per payphone per month and recorded a charge of approximately $2.1 million, consisting of a reduction in non-coin revenue of approximately $2.6 million and a reduction in commissions expense of approximately $0.5 million, in the third quarter of 1997 for the retroactive reduction in the dial-around compensation rate from $45.85 to $37.20 per payphone per month, applicable to the November 6, 1996 to June 30, 1997 period.

From October 7, 1997 to October 6, 1999, the Company is entitled to receive dial-around compensation at a per- call rate of $0.284 based on the actual number of dial-around calls placed from each of its payphones (or such other number of calls as may be ultimately permitted by the FCC or the courts). Thereafter, the dial-around compensation rate is anticipated to be at a per-call rate equal to the local coin call rate less $0.066. For the period from October 7, 1997 to September 30, 1998, the Company recorded dial-around compensation revenue using an estimated 131 calls per month per payphone. The Company has based its compensation on an estimated number of calls (131) per payphone per month because actual call counts are not available from the IXCs until four to nine months after the calls are made. From October 7, 1997 forward, the estimated amount may be adjusted for actual call counts provided by the IXCs.

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

                        PEOPLES TELEPHONE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

NOTE 11 - SUBSEQUENT EVENTS

On June 12, 1998, Old Davel (see Note 8) signed a definitive agreement (the "Davel/PhoneTel Merger Agreement") to merge with PhoneTel Technologies, Inc. ("PhoneTel"). On September 29, 1998, Old Davel announced that it was exercising its contractual rights to terminate the Davel/PhoneTel Merger Agreement, based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, Old Davel filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against Old Davel alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated, and also filed a third-party claim against the Company alleging that the Company wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by Old Davel of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from Old Davel and the Company. The Company believes that the third party claim is without merit and intends to defend against it vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis compares the quarter and nine months ended September 30, 1998 to the quarter and nine months ended September 30, 1997 and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with Management's Discussion and Analysis appearing in the Company's Annual Report on Form 10-K as amended by Form 10-K/A No.1 for the year ended December 31, 1997 ("Form 10-K").

         Statements in Management's Discussion and Analysis relating to matters that are not historical facts are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following: the impact of competition, especially in a deregulated environment (including the ability of the Company to implement higher market-based rates for local coin calls as well as competition from alternative telecommunications services, such as wireless communications), uncertainties with respect to the implementation and effect of the Telecommunications Act of 1996, including any new rule-making by the Federal Communications Commission ("FCC") or litigation which may seek to modify or overturn the FCC orders implementing such act or portions thereof, particularly in the area of Dial-Around Compensation , the ongoing ability of the Company to deploy its public payphones in favorable locations, the Company's ability to continue to implement operational improvements, the ability of the Company to efficiently integrate acquisitions of other telephone companies and the Company's ability to consummate the planned business combination with Davel Communications Group, Inc. Such factors and others are set forth more fully in the Form 10-K and the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Capitalized terms not defined here are defined in the Form 10-K.

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

         The Company has entered into an amended and restated merger agreement with Davel Communications Group, Inc. ("Old Davel") and Davel Holdings, Inc. ("New Davel"). Under the terms of the agreement, which has been approved by the Board of Directors of each company, holders of common stock of the Company will receive 0.235 of a share of New Davel common stock for each outstanding share of Company common stock and the Company and Old Davel will each become a wholly owned subsidiary of New Davel (the "Merger").

         The transaction, which is intended to close in the fourth quarter of 1998, is subject to the approval of the shareholders of both Old Davel and the Company, receipt of required regulatory approvals and other customary conditions. Consummation of the Merger is conditioned on its eligibility for pooling-of-interests accounting treatment. The transaction is also subject to conversion of the Company's Series C Cumulative Convertible Preferred Stock into common stock and receipt of financing for, and successful consummation of, a cash tender offer for the Company's 12 1/4% Senior Notes due 2002 (the "Senior Notes"), pursuant to which a minimum of 85% of the aggregate outstanding principal amount of $100 million shall have been tendered. As of November 11, 1998, substantially all of the principal amount had been tendered, thereby satisfying that condition. Old Davel plans to refinance the Senior Notes through a new senior credit facility. No assurance can be given that all of the conditions for the consummation of the proposed Merger will be satisfied.

         As of September 30, 1998, the Company had incurred approximately $0.9 million in accounting, legal and advisory costs relating to the pending business combination. These costs have been recorded in other assets on the Company's Consolidated Balance Sheet and will be recognized in results of operations upon the consummation of the Merger.

DIAL-AROUND COMPENSATION

         Effective November 6, 1996, pursuant to FCC regulations, the Company derived additional revenues from access code and 1-800 subscriber, or dial-around, calls placed from its public payphones. Under the Initial Payphone Orders, from November 6, 1996 to June 30, 1997, the Company recorded gross Dial-Around Compensation revenue at the then-mandated rate of $45.85 per payphone per month, as compared with the flat fee of $6.00 per payphone per month in place prior to November 6, 1996. Pursuant to the Remand Order, in the period from July 1 to October 6 of 1997, the Company recorded gross Dial-Around Compensation revenue at a rate of $37.20 per payphone per month and recorded a charge of approximately $2.1 million (the "Provision for Dial-Around Compensation Adjustment"), consisting of a reduction in non-coin revenue of approximately $2.6 million and a reduction in commissions expense of approximately $0.5 million, in the third quarter of 1997 for the retroactive reduction in the Dial-Around Compensation rate from $45.85 to $37.20 per payphone per month, applicable to the November 6, 1996 to June 30, 1997 period. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Form 10-K.)

         From October 7, 1997 to October 6, 1999, the Company is entitled to receive Dial-Around Compensation at a per-call rate of $0.284 based on the actual number of dial-around calls placed from each of its payphones (or such other number of calls as may be ultimately permitted by the FCC or the courts). Thereafter, the Dial-Around Compensation rate is anticipated to be at a per-call rate equal to the local coin call rate less $0.066. For the period from October 7, 1997 to September 30, 1998, the Company recorded Dial-Around Compensation revenue using an estimated 131 calls per month per payphone. The Company has based its compensation on an estimated number of calls per payphone per month because actual call counts are not provided by the IXCs for as much as nine months after the calls are made. From October 7, 1997 forward, the estimated amount may be adjusted for actual call counts provided by the IXCs. For the periods subsequent to October 7, 1997, the Company did not begin to receive detail call count reporting from the carriers until July 1998. That reporting is still not complete. AT&T, in particular, has not provided accurate call count reporting and has therefore agreed to pay the Company on all of its payphones at a surrogate flat rate for the period from October 7, 1997 through March 31, 1998. Until detailed information is available to support higher estimates, the Company continues to accrue Dial-Around Compensation at an estimated 131 call average per payphone per month based on the FCC's original industry average figures.

         The FCC, in its Order issued April 3, 1998, left in place the requirement for payment of per-call compensation for payphones that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone- specific coding digits of either accurately computing per-call compensation from their databases or paying per- phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 and 888 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone. Based on the information available to it, including actual payments from IXCs for the fourth quarter of 1997 and the first two quarters of 1998, the Company does not believe application of this order will result in any material adjustment to the Dial-Around Compensation revenues recorded for the period from October 7, 1997 forward.

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

         As part of the non-coin revenue, the Company recorded Dial-Around Compensation revenue of approximately $3.2 million for the period from November 7, 1996 through December 31, 1996, approximately $17.2 million for the period from January 1, 1997 through December 31, 1997, and approximately $14.4 million for the period from January 1, 1998 through September 30, 1998.

REVENUES

         The Company primarily derives its revenues from coin and non-coin calls. Coin revenue is generated exclusively from calls made by depositing coins in the Company's public pay telephones. Coin revenue represented approximately 67.9% and 74.9% of total revenues for the quarters ended September 30, 1998 and 1997, respectively, and 68.7% and 67.9% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. Coin revenue decreased 0.5% to $19.7 million during the quarter ended September 30, 1998, and increased approximately 3.8% to $59.2 million for the nine months ended September 30, 1998, as compared to the same periods in 1997. The Company's average installed public pay telephone base was approximately 42,800 phones and 39,000 phones for the nine month periods ended September 30, 1998 and 1997, respectively. Coin revenue on a per phone basis decreased by 8.4% and 5.4% for the quarter and the nine months ended September 30, 1998. The decrease in coin revenue on a per phone basis is primarily attributable to the higher than expected call suppression resulting from the implementation of higher market-based local calling rates following local coin rate deregulation. The Company believes that the decrease is the result of, among other things, the increased usage of alternative methods of calling such as prepaid calling cards and wireless technologies and the operation of more public pay telephones in close proximity to the Company's telephones.

         A significant portion of the Company's revenues is derived from Dial-Around Compensation mandated by the FCC under the Telecommunications Act of 1996. In accordance with the FCC's initial orders thereunder, the Company recorded Dial-Around Compensation at the rate of $45.85 per pay phone per month (an assumed 131 calls multiplied by $0.35 per call) during the first and second quarters of 1997. As a result of court challenges, the FCC modified this rate during the fourth quarter of 1997 to $0.284 per call for per call compensation from October 7, 1997 forward. The FCC also tentatively concluded that the same $0.284 per call rate should govern compensation obligations during the period from November 7, 1996 through October 6, 1997 and that the allocation method between long-distance carriers would be determined in a separate order. The Company recorded the net effect of this rate change as a Provision for Dial-Around Compensation Adjustment in the third quarter of 1997 (see "Dial-Around Compensation" above). For the period from November 7, 1996 through October 6, 1997, the Company has collected approximately $10.1 million from carriers for Dial-Around Compensation. At September 30, 1998, the Company's accounts receivable include approximately $6.3 million of accrued revenue for Dial-Around Compensation from this period which will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC. A future order from the FCC to resolve the allocation of compensation obligations among the carriers is expected during the first six months of 1999. See "Business - Public Pay Telephone Industry Overview", "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Dial-Around Compensation Adjustment" appearing in the Form 10-K for a more complete discussion.

         Non-coin revenue, in addition to Dial-Around Compensation, is derived from calling card calls, credit card calls, collect calls and third-party billed calls placed from the Company's public pay telephones. The Company currently uses AT&T and Sprint to act as its primary national operator service providers. When the call is completed through the third-party operator service provider ("OSP"), the Company records as revenue the amount it receives from the third-party operator service provider which represents a negotiated percentage of the total amount the caller pays for the call.

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

         Additional one-time non-coin revenue of approximately $0.4 million was recorded in the third quarter of 1998, primarily from the Company's joint venture which provides payphones at Atlanta's Hartsfield International Airport. This additional revenue is related to joint venture payphones not previously included in the joint venture reporting system.

         Non-coin revenue represented approximately 32.1 % and 25.1% of total revenues for the quarters ended September 30, 1998 and 1997, respectively, and approximately 31.3% and 32.1% for the nine months ended September 30, 1998 and 1997, respectively. For the quarter ended September 30, 1998, revenues from non-coin calls increased 40.4%, to approximately $9.3 million, compared to the quarter ended September 30, 1997. This increase was primarily attributable to the Provision for Dial-Around Compensation Adjustment recorded during the third quarter of 1997 and the increased revenue from the Atlanta Hartsfield joint venture in the third quarter of 1998, as noted above. For the nine months ended September 30, 1998 and 1997, non-coin revenues increased 0.4%, to approximately $27.0 million, compared to the nine months ended September 30, 1997, primarily due to the increased revenue from the Atlanta Hartsfield joint venture and the increased number of payphones from the Indiana Telcom acquisition, offset by the lower revenue received by the Company for operator service calls.

OPERATING EXPENSES

         Operating expenses include telephone charges, commissions, field service and collection expenses and selling, general and administrative expenses. Telephone charges consist of local line charges paid to Local Exchange Carriers which include the costs of basic service and transport of local coin calls, long-distance transmission charges and network costs and billing, collection and validation costs. Commissions represent payments to property owners for revenues generated by the Company's telephones located on their properties. Field service and collection expenses represent the costs of servicing and maintaining the telephones on an ongoing basis, costs of collecting coin from the telephones and other related operational costs. Selling, general and administrative expenses primarily consist of payroll and related costs, legal and other professional fees, promotion and advertising expenses, property, gross receipts and certain other taxes, corporate travel and entertainment and various other expenses. Total operating expenses were approximately 80.7% and 83.5% of total revenues for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, total operating expenses were 81.7% of total revenue as compared to 80.9% for the same period in 1997.

         Telephone charges decreased as a percentage of total revenues to 23.7% for the quarter ended September 30, 1998, compared to 28.3% for the same period in 1997. For the nine months ended September 30, 1998 and 1997, telephone charges were 24.4% and 26.5% of total revenues, respectively. The Company continues to experience decreased telephone charges as a result of regulatory changes and competition within the local/intraLATA service market.

         Commissions as a percentage of total revenues for the three months ended September 30, 1998 increased to approximately 28.4% as compared to 22.8% for the same period of the prior year. The increase in commissions as a percentage of revenues for the three months was primarily attributable to an adjustment recorded in the third quarter of 1997 as a result of the renegotiation of a lower commission percentage during the contract term under a joint venture with AT&T for providing pay telephones at Atlanta's Hartsfield International Airport and other adjustments, totaling approximately $1.5 million. For the nine months ended September 30, 1998 and 1997, commissions were approximately 28.4% and 25.7% of total revenues, respectively, again increasing primarily because of the same adjustment noted above for the three month period.

         Field service and collection expenses as a percentage of total revenues were 18.5% and 18.8% for the third quarters of 1998 and 1997, respectively, and 18.5% and 17.4% for the nine months ended September 30, 1998 and 1997, respectively. Field service and collection expenses decreased as a percentage of revenue for the three months due to the revenue adjustment as part of the Provision for Dial-Around Compensation Adjustment. Field service and collection expenses increased as a percent of revenue for the nine months primarily as a result of the increased number of phones coupled with the decrease in revenue per phone, as discussed above. Field service and collection expenses increased approximately 8.1%, to approximately $5.4 million for the third quarter of 1998, as compared to the same period in 1997 and approximately 9.0%, to approximately $15.9 million for the nine months ended September 30, 1998, as compared to the same period in 1997, due to the increase in the average number of phones.

         Selling, general and administrative expenses decreased approximately $0.7 million for the third quarter of 1998 to approximately $2.9 million, as compared to the same period in 1997. This decrease was primarily attributable to additional costs in 1997 associated with legal and regulatory work performed pertaining to the Remand Order and the settlement of an employment contract with a former executive. Additionally, the Company received approximately $0.3 million as payment of a loan from a former director, which had previously been fully reserved by the Company.

DEPRECIATION AND AMORTIZATION

         Depreciation is based on the cost of the telephones, booths, pedestals and other enclosures, related installation costs and line interconnection charges and is calculated on a straight-line method using a ten-year useful life for public pay telephones. Amortization is primarily based on acquisition costs including location contracts, goodwill, non-competition provisions, signing bonuses and sales commissions which are calculated on a straight-line method using estimated useful lives ranging from three to twenty years. Depreciation and amortization increased to $5.5 million for the quarter ended September 30, 1998, compared to $5.4 million for the same period in 1997. For the nine months ended September 30, 1998 and 1997, depreciation and amortization expense was approximately $16.6 million and $16.0 million, respectively. These increases are primarily attributable to additional depreciation and amortization expenses related to the Indiana Telcom acquisition and to the renewal costs of location contracts.

INTEREST EXPENSE

         For the third quarter of 1998, net interest expense was approximately $3.2 million, which was the same as interest expense in the same quarter in 1997. For the first nine months of 1998, net interest expense remained consistent with net interest expense in the same period of 1997, at approximately $9.7 million and $9.8 million, respectively.

BENEFIT FROM INCOME TAXES

         The Company currently records valuation allowances for 100% of the deferred tax assets generated from operating losses. The Company recorded deferred tax assets and deferred tax asset valuation allowances of approximately $1.2 million and $4.0 million for the three and nine months ended September 30, 1998.

NET LOSS

         Net loss for the three months ended September 30, 1998 was approximately $3.1 million as compared to $4.9 million for the third quarter of 1997. For the nine months ended September 30, 1998 and 1997, the Company had net losses of approximately $10.6 million and $11.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter of 1998, the Company continued to finance its operations from current and prior period operating cash flow. For the nine months ended September 30, 1998, the Company's operating cash flow was $0.6 million compared to $1.9 million for the same period in 1997, due primarily to increases in accounts receivable and other assets (primarily costs related to the Merger), offset to some extent by a reduced net loss and increased depreciation. Accounts receivable, primarily due from carriers for Dial-Around Compensation, increased during the nine months ended September 30, 1998, primarily due to payment delays as carriers implemented new payment systems for per-call compensation under the FCC's Dial-Around Compensation orders. Subsequent to September 30, the Company has received approximately $5.1 million in Dial-Around Compensation payments from various carriers primarily with respect to obligations from the first and second quarters of 1998.

         The Company's net working capital was approximately $(0.3) million, with a current ratio of 0.99 to 1.0, at September 30, 1998. This compares with a net working capital of $11.0 million at December 31, 1997. The Company used $11.3 million of cash in January, 1998 to acquire the assets of Indiana Telcom.

         Under terms of the Company's Series C Cumulative Convertible Preferred Stock Agreement, the Preferred Stock cumulates dividends at an annual rate of 7%. The dividends are payable in cash, or, at the Company's option during the first three years, will cumulate. The Company's Indenture Agreement for its Senior Notes due 2002 allows cash payment of these dividends only in the event that the Company's fixed charge coverage ratio exceeds a certain value. As of September 30, 1998, the fixed charge coverage ratio did not exceed that value. As a result, and as permitted under the Preferred Stock Agreement, these dividends will continue to cumulate, until the Company's fixed charge coverage ratio exceeds the required value.

         During June, 1998, the Company executed an amendment to the Fourth Amended and Restated Loan and Security Agreement modifying certain financial covenants. At September 30, 1998, the Company was in compliance with the amended covenants and had no amounts borrowed under this $20 million credit facility.

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

         The Company's Year 2000 project is broken into seven major sub-projects, including: 1) Telecommunications Equipment, 2) Computer Equipment, 3) Software, 4) Databases, 5) Data Services, 6) Network Infrastructure, and 7) Telephone Equipment. Each sub-project is divided into 4 phases: a) Analysis/Assessment, b) Plan Development, c) Implementation, and d) Testing. As each phase and sub-project is completed, project progress will be tracked against planned targets, and resource adjustments made as necessary. Two subprojects, Telecommunications Equipment and Software, began in the third quarter of 1998. The remaining sub-projects will all be underway by the fourth quarter of 1998. The project is estimated to be complete by August of 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that, with modifications to existing software, conversions to new software and replacement or modification of certain embedded systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue would have a material adverse impact on the Company's business, financial condition and results of operations. In addition, formal communications with all significant suppliers and customers have been initiated to determine the extent to which related interfaces with the Company's systems are vulnerable if these third parties fail to remediate their own Year 2000 issues. There can be no assurance that these third parties' systems will be converted on a timely basis and will not adversely affect the Company' systems.

         The Company has completed the initial assessment of the Year 2000 issue with respect to internal business systems, and believes that it has secured sufficient resources to implement new and modified computer systems to address the issue. As a result, the Company has not identified a need for contingency planning with respect to those systems at this time. The assessment of embedded systems is nearing completion and, due to the manageable quantity of embedded devices encountered in the Company' facilities, the Company does not believe that findings in the assessment warrant contingency planning at this time. The assessment of third parties external to the Company is underway, and may reveal the need for contingency planning based on the progress and findings of the Year 2000 project.

         The Company will utilize both internal and external resources to complete and test the Year 2000 project. At the present time, the total estimated cost of this project is in a range of $0.5 million to $1.0 million and is being funded through operating cash flows. Approximately 20% of the total will relate to purchased software and hardware and will be capitalized. The remainder will be expensed as incurred. Through September 30, 1998, the Company has incurred costs of approximately $0.1 million. Project costs and the targeted completion date are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the ability to locate and correct all relevant computer codes, third party modification plans and other factors. There can be no assurance these estimates will be achieved or that the actual results will not differ materially from those anticipated.

Part II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         See Notes 10 and 11 to the Company's Consolidated Financial
Statements.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT     DESCRIPTION

27          Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K:

         Current report on Form 8-K dated July 5, 1998 related to Item 1 - Changes in Control of Registrant and Item 7 - Financial Statements and Exhibits.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PEOPLES TELEPHONE COMPANY, INC.
                                            REGISTRANT


Date:    November 13, 1998                  /s/ William A. Baum
                                            -----------------------------------
                                            William A. Baum
                                            On behalf of the registrant and as
                                            Chief Financial Officer

EXHIBIT INDEX

EXHIBITS

27       Financial Data Schedule (for SEC use only)